Form 10-K
period 2015-12-31
MPM Holdings Inc.; Momentive Performance Materials Inc.
filed 2016-03-01
CIK 1624826, 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

MPM HOLDINGS INC.
(Exact name of registrant as specified in its charter)
Commission File Number 333-201338

Delaware	47-1756080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MOMENTIVE PERFORMANCE MATERIALS INC.
(Exact name of registrant as specified in its charter)
Commission File Number 333-146093

Delaware	20-5748297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Hudson River Road Waterford, NY 12188	(518) 233-3330
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.
MPM Holdings Inc.                Yes  ☐    No  ☒
Momentive Performance Materials Inc.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
MPM Holdings Inc.                Yes  ☐    No  ☒
Momentive Performance Materials Inc.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
MPM Holdings Inc.                  ☒
Momentive Performance Materials Inc.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
MPM Holdings Inc.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐
Momentive Performance Materials Inc.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
MPM Holdings Inc.                Yes  ☐    No  ☒
Momentive Performance Materials Inc.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐

The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on February 15, 2016 was 48,028,594 shares.

The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on February 15, 2016 was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-K is a combined annual report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

Documents incorporated by reference. None

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

INDEX

		PAGE
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	25

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative And Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	51
Consolidated Financial Statements of MPM Holdings Inc. and Momentive Performance Materials Inc.
	Consolidated Balance Sheets at December 31, 2015 and 2014	52
	Consolidated Statements of Operations; year ended December 31, 2015; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and year ended December 31, 2013	53
	Consolidated Statements of Comprehensive (Loss) Income; year ended December 31, 2015; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and year ended December 31, 2013	55
	Consolidated Statements of Cash Flows; year ended December 31, 2015; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and year ended December 31, 2013	56
	Consolidated Statements of Equity (Deficit); year ended December 31, 2015; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and year ended December 31, 2013	58
	Notes to Consolidated Financial Statements	60
	Report of Independent Registered Public Accounting Firm	122
Financial Statement Schedules:
	Schedule II-Valuation and Qualifying Accounts	126
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	126
Item 9A.	Controls and Procedures	126
Item 9B.	Other Information	126

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	128
Item 11.	Executive Compensation	132
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	145
Item 13.	Certain Relationships and Related Transactions, and Director Independence	148
Item 14.	Principal Accounting Fees and Services	150

PART IV
Item 15.	Exhibits and Financial Statement Schedules	152
	Signatures	155

PART I
(dollars in millions)
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to our transformation and restructuring activities, growth and productivity initiatives, anticipated cost savings, growth, and market recovery, and competitiveness. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations or interpretations thereof and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our global restructuring, transformation, and strategic initiatives, including transactions with our affiliate, Hexion Inc., pricing actions by our competitors that could affect our operating margins, our ability to obtain additional financing, and the other factors listed in the Risk Factors section of this report. For a more detailed discussion of these and other risk factors, see the “Risk Factors” section of this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 1. BUSINESS

Overview
MPM Holdings Inc. (“Momentive”) is a holding company that conducts substantially all of its business through its subsidiaries. Momentive’s wholly owned subsidiary, MPM Intermediate Holdings Inc. (“Intermediate Holdings”), is a holding company for its wholly owned subsidiary, Momentive Performance Materials Inc. (“MPM”) and its subsidiaries.
As a result of MPM’s reorganization and emergence from Chapter 11 bankruptcy on October 24, 2014 (the “Effective Date” or the “Emergence Date”) (described below), Momentive became the indirect parent company of MPM in accordance with MPM’s plan of reorganization (the “Plan”) pursuant to MPM’s emergence from Chapter 11 bankruptcy on the Emergence Date. Prior to its reorganization, MPM, through a series of intermediate holding companies, was controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and subsidiaries, “Apollo”).
Momentive along with its subsidiaries is one of the world's largest producers of silicones, silicone derivatives and functional silanes. Momentive is a global leader in the development and manufacture of products derived from quartz and specialty ceramics.

Products and Markets
Our products are used in thousands of applications and are sold into diverse markets, such as industrial, building and construction, transportation, agriculture, electronics, healthcare, personal care, semiconductor and fiber optics. The diversity of our products limits our dependence on any one market or end-use. We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 3,500 patents, the majority of which relate to the development of new products and manufacturing processes.
As of December 31, 2015, we had 24 production sites strategically located around the world, which allows us to produce the substantial majority of our key products locally in the Americas, Europe and Asia. Through this network of production facilities, we serve more than 4,000 customers between our Silicones and Quartz businesses in over 100 countries worldwide. We use our global platform to deliver products to companies efficiently on a worldwide basis. Many of our customers are expanding internationally to serve developing areas in Asia, Eastern Europe, Latin America, India and Russia. Maintaining close proximity to our international customers allows us to serve them more quickly and efficiently and thus build strong relationships. Our customers include leading companies in their respective industries, such as Procter & Gamble, Avery, Continental Tire, Saint Gobain, Unilever, BASF, SABIC, The Home Depot and Lowe's.
We believe that our scale and global reach provide significant efficiencies in our fixed and variable cost structure and that our breadth of related products provides significant operational, technological and commercial advantages. Manufacturing capacity at our internal sites and our joint venture in China is sufficient to produce the majority of one of our key intermediates, siloxane, which facilitates a cost effective operating structure and security of supply.
We believe we have created a value-added, technical service-oriented business model that enables us to target and participate in high-margin and high-growth specialty markets. These specialty markets account for the majority of our revenues and continue to be a growing part of our business.
Growth and Strategy
We believe that we have opportunities for growth through the following long-term strategies:
Expand Our Global Reach in Faster Growing Regions—We intend to continue to grow by expanding our sales presence and application support around the world. Specifically, we are focused on growing our business in the high growth regions of Asia-Pacific, Eastern Europe, Latin America, India and the Middle East, where the usage of our products is increasing.
Develop and Market New Products—We will continue our efforts to expand our product offerings through research and development initiatives and research partnership formations with third parties. Through these innovation initiatives we expect to create new generations of products and services which will continue to drive revenue and earnings growth over the long term. In 2015, 2014 and 2013, we invested $65 million, $76 and $70, respectively, in research and development. In recent years we have completed such initiatives as upgrading technology facilities at our Tarrytown, NY site, implementing a full scale pilot line for our coatings business in Leverkusen, Germany, expanding our technology center in Seoul, Korea, and opening a new research and development facility in Bangalore, India, all of which further complement our network of innovation centers strategically located to support our customers globally.
Increase Shift to High-Margin Specialty Products—We proactively manage our product portfolio with a focus on specialty, high-margin products. We continue to invest in growth as demonstrated by our recent announcement related to NXT Silane expansion in Leverkusen, Germany anticipated to be operational in 2017, which enables us to strategically invest in a specialty growth platform and rationalize commodity-oriented siloxane capacity. The aggressive actions we are taking to lower costs, transform operations and invest in profitable growth will enhance our competitiveness in the current market environment and position us well when end markets recover.
Continue Portfolio Optimization and Pursue Targeted Add-On Acquisitions and Joint Ventures—As a large manufacturer of performance materials, with leadership in the production of silicone, silicone derivatives, quartz and specialty ceramics, we have an advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths, expand our product, technology and geographic portfolio and better serve our customers. We believe we will have the opportunity to consummate acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies.
Implement Strategic Cost Reduction Initiatives—During 2015 we announced a global restructuring to reduce our structural costs and now expect the program to improve our results by $30, or an increase of $5 compared to the original target. We expect to realize $25 in savings in 2016 and to incur costs of approximately $15 primarily for severance associated with our cost savings program. The targeted savings will still be achieved primarily through SG&A reductions and productivity actions, such as consolidating production lines and reducing manufacturing overhead.
At the same time, we are transforming our Leverkusen, Germany facility by rationalizing siloxane capacity. We expect that this siloxane rationalization in Europe will reduce operating costs by approximately $10 per year when completed.

Leverage Cost Savings from the Shared Services Agreement—The Shared Services Agreement with Hexion Inc. (formerly known as Momentive Specialty Chemicals Inc., “Hexion”) has resulted in significant synergies for us. The Shared Services Agreement remains in place between MPM and Hexion following completion of our balance sheet restructuring, and both companies will continue to work together to benefit from the optimized cost structure and services that it provides.
Industry and Competitors
We compete with a variety of companies, including large global chemical companies and small specialty chemical companies, in each of our product lines.The principal factors of competition in our industry include product quality, customer service and breadth of product offerings, product innovation, manufacturing efficiency, distribution and price.

Our Businesses
The following paragraphs discuss our reportable segments, their corresponding major product lines and the primary end-use applications of our key products as of December 31, 2015.
Silicones
2015 Net Sales: $2,112
We believe we are one of the world’s largest producers of silicones, silicone derivatives and organofunctional silanes, with leading positions in various product lines and geographic areas. We manufacture a wide range of high-performing elastomers, engineered materials and fluids. Silicones are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Silicones are used in product formulations primarily due to two distinguishing factors: (i) their high degree of inertness (resistance to heat, electricity and chemical reactions); and (ii) the ability during manufacturing to greatly modify their viscosity, enabling production of end-products with significant variation in levels of lubricity or adhesion. Silicones are developed using various finishing processes to generate a wide variety of different performance characteristics and are typically used in applications where traditional materials cannot perform under required conditions. Entirely new applications for silicones continue to emerge as a result of their versatility and broad range of both physical and chemical properties. We have a broad range of specialty silicones technologies, with highly advanced research, applications development and technical service capabilities.
Products
Our silicones product portfolio consists primarily of those set forth below.

•
Fluids— Fluids products are polydimethylsiloxane polymers, co-polymers, elastomers and gel networks, high-performance antifoams and emulsions. Silicone fluids exhibit low surface tension, excellent gloss, excellent sensory, softening and conditioning properties, good thermal stability and excellent viscosity over a wide temperature range, which permits usage in a number of applications. Fluids are used primarily in the personal care, home care and auto care, textiles, oil and gas, agriculture and industrial end-markets and are sold under the Magnasoft, Sagtex, Formasil, Silwet, Silsoft, Silshine, Tospearl and Velvesil brands.

•
Silanes and Resins— Silane and resin products are primarily used as components in a variety of specialty applications where improved performance is desired. Resins are used as binders in the production of formulated products such as adhesives, laminates, paints and coatings, and sealants and caulks. Their use is generally focused on situations where required performance characteristics, such as paintability, high-temperature or harsh environmental resistance, are beyond the scope of traditional materials. Our Tospearl resins are also used as light diffusion aids in LCD/LED screens, lighting and as slip agents in plastic packaging materials and paints and coatings. Silanes are used as high-performance coupling agents, adhesion promoters or as reactive intermediates. Silane and resin products are sold into a diverse range of end-markets, including aerospace, construction, coatings and inks, paint, adhesives, electronics, motor vehicles, sealants, rubber and plastics. We sell silane and specialty resins brands including: Silblock, A-Link,Wetlink, Silquest, NXT , Pearlene, SPUR, Tospearl, and CoatOSil.

•	Intermediates— Intermediate products are a broad set of siloxane, silane, and by-product materials produced in chemical operation and primarily used as inputs for other product portfolios.

•
Elastomers— Silicone elastomers are blends of silicone polymers and various fillers and include solid and liquid elastomers. Favorable performance characteristics include a broad temperature range, excellent resistance to weathering, low toxicity, good electrical insulation properties and acoustical damping qualities. Silicone elastomers are used in the production of a variety of products, including gaskets, seals, hoses and tubing, as well as numerous consumer items. Elastomers products are used primarily in the healthcare, consumer products, energy and automotive end-markets and are sold under the Tufel, Ultra Tufel, Silplus, LSR/LIM, Silopren, and Addisil brand names.

•
Specialty Coatings— Specialty Coatings products are fully formulated solutions designed to enhance performance and drive productivity in various applications. Performance attributes include high-temperature resistance, abrasion resistance, pressure sensitive adhesion or release and weatherability. Specialty Coatings products are sold into a diverse range of end-markets, including construction, tape and label, adhesives, electronics and automotive. Specialty Coatings brands include SilForce, Silgrip, Silblock, Baysilone, and Anchorsil.

•
Room Temperature Vulcanizers—Room Temperature Vulcanization (“RTV”) products consist of highly engineered gels, adhesives, encapsulants and sealants. Different types of chemistries are employed based on the application to cure the material at room temperature, with heat or by UV light. Custom fillers and additives are used to enhance performance in areas such as electrical and thermal conductivity, cure speed, adhesion to plastics and metals, optical clarity and resistance to heat. RTV products are used primarily in micro- and macro-electronics assembly, consumer electronics, automotive, aerospace, consumer goods and industrial sealing applications. RTV products include the TSE, SilCool, InvisiSil, and SnapSil brand names.

•
Urethane Additives— Urethane Additive’s product portfolio includes silicone surfactants used essentially for stabilizing polyurethane foam and a diverse line of tertiary amines to provide blow, gel and balanced catalysis in polyurethane foam reaction. Polyurethane applications include furniture, bedding, auto interior, appliances, construction, carpet backing, footwear and polyurethane leather. Urethane additive products are sold under the Niax, and Geolite brands.

•
Consumer and Construction Sealants— Consumer sealants are used by homeowners, builders and contractors for a variety of projects throughout the home including increasing energy efficiency, reducing damaging effects of moisture and protecting the home from pollen, pollution and pests. Construction sealants are used in structural glazing, weather-sealing, and insulated glass applications in new and remedial large-scale commercial building projects. We have a trademark license agreement with GE Monogram Licensing International which gives us an exclusive right to use the GE brand for these products through 2018, with a five-year renewal option through 2023. Our consumer and construction sealant products are also sold under various private labels for a number of hardware and paint retailers.
End-Markets and Applications
The physical properties of silicones, such as weather-ability, longevity and tolerance to a wide temperature range, make them versatile products with broad commercial applications. In the building and construction industry, silicone sealants and caulks are used to seal expansion and control joints in pre-cast exterior concrete panels and metal curtain walls, as well as in siding, window and door perimeters. In the transportation industry, silicones are used in a variety of original equipment manufacturer and aftermarket applications. In the electronics industry, silicones’ tolerance to high temperatures give them a considerable advantage relative to other traditional materials in a variety of computer and electronic manufacturing applications. In the personal care industry, silicones are used in consumer goods such as hair care and shaving products, antiperspirants and deodorants, cosmetics and shower and bath products. In the healthcare industry, silicones are used in medical equipment, as well as in surgeries and other general medical procedures. We believe that such a broad range of commercial uses not only helps to maintain a steady demand for our products in industries that are less vulnerable to economic cycles, but also allows for continuous innovation leading into new applications for our products in high-growth industries.
Raw Materials

•
Silicon Metal— Silicon metal is an inorganic material that is not derived from petrochemicals. Major silicon metal suppliers include Ferroglobe, Elkem, Rima, Simcoa and other smaller vendors located around the world. We currently purchase silicon metal under short-term, one-year or multi-year contracts and in the spot market. We typically purchase silicon metal under contracts in the United States and Europe and in the spot market in Asia Pacific.

•
Siloxane— Siloxane is a key intermediate required to produce silicone polymers. We are one of two producers in the silicones market with global siloxane production capacity. We produce siloxane for our internal use in Waterford, New York; Leverkusen, Germany and Ohta, Japan and source siloxane from our joint venture in Jiande, China. This manufacturing capacity is sufficient to meet our current siloxane requirements. We also source siloxane under a purchase and sale agreement with Asia Silicones Monomer Limited (“ASM”). In addition, from time to time, we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our costs.

•
Methanol— Methanol is a key raw material for the production of methyl chloride, which is used to produce chlorosilanes. Major methanol suppliers include Methanex, MHTL and Mitsubishi Gas Chemicals. We typically enter into quarterly or annual contracts for methanol.

Quartz
2015 Net Sales: $177
We believe that our Quartz business is a global leader in the development and manufacturing of fused quartz and ceramic materials. Fused quartz, a man-made glass manufactured principally from quartz sand, is used in processes requiring extreme temperature, high purity and other specific characteristics. Fused quartz and ceramic materials are used in a wide range of industries, including semiconductor, lamp tubing, manufacturing, packaging, cosmetics and fiber optics. We believe that our Quartz business is a leading global producer of quartz tubing, ingots and crucibles and high-performance, non-oxide ceramic powders, coatings and solids.
Products
Our Quartz business’ products are used as a superior substitute for glass. On a microscopic level, normal glass is filled with impurities, bubbles and other flaws. For this reason, applications that require transparency and a high level of purity or stress-resistance (such as process equipment for semiconductor manufacturing or lamp lenses for high intensity video projectors) require the use of quartz. A significant driver of our Quartz volumes derives from semiconductor chip manufacturers adding to or adjusting their manufacturing lines for newly developed products. The manufacture of quartz products for use in the production of semiconductors generated approximately 59% of our Quartz business’ revenue for the year ended December 31, 2015, compared to 48% and 45% in 2014 and 2013, respectively.
Raw Materials
Naturally occurring quartz sand is the key raw material for many of the products manufactured by our Quartz business, which is currently available from a limited number of suppliers. The Unimin Corporation (“Unimin”), a major producer of natural quartz sand, controls a significant portion of the market for this sand. As a result, Unimin exercises significant control over quartz sand prices, which have been steadily increasing. In recent years, these increases have averaged approximately 3-5% per year. Our purchase agreement with Unimin expired on December 31, 2012. In April 2015, we entered into a purchase agreement with Unimin, which expires on December 31, 2016. We also use quartz sand from other global sand suppliers.

Raw Material Purchases
Overall, in 2015, we purchased approximately $1.0 billion of raw materials. Many of the raw materials we use to manufacture our products are available from more than one source, and are readily available in the open market. As discussed above, we currently purchase under short-term, one-year or multi-year contracts and in the spot market so as to ensure competitive pricing and adequate supply.

Marketing, Customers and Seasonality
We market an extensive product line to meet a wide variety of customer needs. We focus on customers who are, or have the potential to be, leaders in their industries and have growth objectives that support our own growth objectives. In addition, we focus on customers who value our service-oriented business model. This approach includes high-quality, reliable products backed by local sales support and technical expertise. An important component of our strategy is to utilize our broad product capabilities to win high-end specialty business from our customers. These customers value these capabilities and, as a result, we are able to become a supplier of choice, given our relationship and ability to develop solutions to meet their precise needs.
In 2015, our largest customer accounted for less than 3% of our net sales, and our top twenty customers accounted for approximately 21% of our net sales. Neither our overall Company nor any of our businesses depends on any single customer or a particular group of customers; therefore, the loss of any single customer would not have a material adverse effect on any of our businesses or the Company as a whole.
We do not experience significant seasonality of demand, although sales have historically been slightly higher during the second and fourth quarters due to increased industrial activity. Seasonality trends, however, have been skewed in recent years primarily due to volatile global economic conditions.
Research and Development
Research and development expenses include wages and benefits for research personnel, including engineers and chemists; payments to consultants and outside testing services; costs of supplies and chemicals used in in-house laboratories; and costs of research and development facilities. Our research and development efforts focus on the development of new applications for our existing products and technological advances that we hope will lead to new products. For the years ended December 31, 2015, 2014 and 2013, we spent $65, $76 and $70, respectively, on research and development.
Intellectual Property
We own, license or have rights to over 3,500 patents and approximately 150 trademarks registered in a variety of countries, along with various patent and trademark applications and technology licenses around the world. These patents will expire between 2016 and 2033. Our rights under such patents and licenses are a significant strategic asset in the conduct of our business. Patents, patent applications, trademarks and trademark applications relating to our Velvesil, Silwet, Silsoft, SPUR+, and NXT brands, technologies and products are considered material to our business.
Solely for convenience, the trademarks, service marks and tradenames referred to in this report are without the “®” and “TM” symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and tradenames.

Industry Regulatory Matters

Domestic and international laws regulate the production and marketing of chemical substances. Although almost every country has its own legal procedure for registration and import, laws and regulations in the European Union, the United States, and China are the most significant to our business. These laws typically prohibit the import or manufacture of chemical substances unless the substances are registered or are on the country's chemical inventory list, such as the European inventory of existing commercial chemical substances and the U.S. Toxic Substances Control Act inventory. Chemicals that are on one or more of these lists can usually be registered and imported without requiring additional testing in countries that do not have such lists, although additional administrative hurdles may exist. Under such laws, countries may also require toxicity testing to be conducted on chemicals in order to register them or may place restrictions on the import, manufacture and/or use of a chemical.
The European Commission enacted a regulatory system in 2006, known as Registration, Evaluation, Authorization and Restriction of Chemical substances (“REACH”), which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impact on human health and the environment. As REACH matures, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or that we sell as finished products in the European Union. Other countries may also enact similar regulations.

In the European Union and other jurisdictions committed to compliance with the Kyoto Protocol to the United Nations Framework Convention on Climate Change, there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by taxation of greenhouse gas, or GHG emissions. In addition, although the United States is not a signatory to the Kyoto Protocol, several states, including California and New York, are implementing their own GHG regulatory programs, and the enactment of federal climate change legislation in the United States is a possibility for the future. While only a small number of our sites are currently affected by existing GHG regulations, and none have experienced or anticipate significant cost increases as a result, it is likely that GHG emission restrictions will increase over time. Potential consequences of such restrictions include increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.
Environmental Regulations

Our policy is to strive to operate our plants in a manner that protects the environment and the health and safety of our employees, customers and communities. We have implemented company-wide environmental, health and safety policies and practices managed by our Environmental, Health and Safety, or EH&S department, and overseen by the EH&S Committee of the Board of Directors of MPM Holdings Inc. Our EH&S department has the responsibility to ensure that our operations worldwide comply with environmental, health and safety laws and regulations. This responsibility is executed via training, communication of EH&S policies, formulation of relevant policies and standards, EH&S audits and incident response planning and implementation. Our EH&S policies and practices include management systems and procedures relating to environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response and product stewardship.

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental regulation at the federal, state and international level. Our production facilities require operating permits that are subject to renewal or modification. Violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs. In addition, statutes such as the federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and comparable state and foreign laws impose strict, joint and several liability for investigating and remediating the consequences of spills and other releases of hazardous materials, substances and wastes at current and former facilities and at third-party disposal sites. Other laws permit individuals to seek recovery of damages for alleged personal injury or property damage due to exposure to hazardous substances and conditions at or from our facilities or to hazardous substances otherwise owned, sold or controlled by us. Therefore, notwithstanding our commitment to environmental management, environmental health and safety, we may incur liabilities in the future, and these liabilities may result in a material adverse effect on our business, financial condition, results of operations or cash flows.

Although our environmental policies and practices are designed to ensure compliance with international, federal and state laws and environmental regulations, future developments and increasingly stringent regulation could require us to make additional unforeseen environmental expenditures.

We expect to incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2015, we incurred capital expenditures of approximately $25 on an aggregate basis to comply with environmental laws and regulations and to make other environmental improvements. We estimate that our capital expenditures in 2016 for environmental controls at our facilities will be approximately $25. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.
Employees
As of December 31, 2015, we had approximately 5,000 employees which is flat compared to 2014. Approximately 44% of our employees are members of a labor union or are represented by workers’ councils that have collective bargaining agreements. We believe that we have good relations with our union and non-union employees.
In July 2013, the labor union representing the Willoughby, Ohio, and Waterford, New York facilities ratified a new three-year collective bargaining agreement, extending the agreement until June 2016. In July 2014, the labor union representing the Sistersville, West Virginia facility ratified a new three-year collective bargaining agreement, extending the agreement until July 2017.

Chapter 11 Bankruptcy Filing and Emergence

On April 13, 2014 (the “Petition Date”), Momentive Performance Materials Holdings Inc. (MPM’s direct parent prior to October 24, 2014) (“Old MPM Holdings”), MPM, and certain of our U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Chapter 11 proceedings were jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. MPM continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court until our emergence from the Chapter 11 proceedings.

On September 11, 2014, the Court confirmed the plan of reorganization proposed by the Debtors (the “Plan”), and on October 24, 2014 (the “Effective Date) the Plan became effective and MPM emerged from the Chapter 11 proceedings. Upon emergence from bankruptcy on the Effective Date, we adopted fresh-start accounting which resulted in the creation of a new entity (such entity, the “Successor Company”) for financial reporting purposes. Accordingly, the consolidated financial statements of the Company on or after October 24, 2014 are not comparable with the consolidated financial statements of the Company prior to that date (such entity, the “Predecessor Company”).
Where You Can Find More Information
The public may read and copy any materials that we file with the Securities and Exchange Commission (the “SEC”) at the SEC's Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge to the public through our internet website at www.momentive.com under “Investor Relations - SEC Filings” or on the SEC's website at www.sec.gov.

Item 1A.    Risk Factors
Following are our principal risks. These factors may or may not occur, and we cannot express a view on the likelihood that any of these may occur. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate. Any of the following risks could materially adversely affect our business, financial condition or results of operations and prospects.
Risks Related to Our Business
If global economic conditions weaken or deteriorate, it will negatively impact our business, results of operations and financial condition.
Global economic and financial market conditions, including severe market disruptions and the potential for a significant and prolonged global economic downturn, have impacted or could continue to impact our business operations in a number of ways including, but not limited to, the following:

•	reduced demand in key customer segments, such as automotive, building, oil and gas, construction and electronics, compared to prior years;

•
payment delays by customers and reduced demand for our products caused by customer insolvencies and/or the inability of customers to obtain adequate financing to maintain operations. This situation could cause customers to terminate existing purchase orders and reduce the volume of products they purchase from us and further impact our customers’ ability to pay our receivables, requiring us to assume additional credit risk related to these receivables or limit our ability to collect receivables from that customer;

•	insolvency of suppliers or the failure of suppliers to meet their commitments resulting in product delays;

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our ABL Facility (described in Item 7 of Part II of this Annual Report on Form 10-K) or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our ABL Facility to fulfill their funding obligations. Should a bank in our ABL Facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions may weaken or deteriorate. In such event, we may become subject to the negative effects described above and our liquidity, as well as our ability to maintain compliance with the financial maintenance covenants, if in effect, in the ABL Facility could be significantly affected. See “Risks Related to Our Indebtedness ––We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.” As a result, it may cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs, sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at the Effective Date of October 24, 2014. This could result in goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
Fluctuations in direct or indirect raw material costs could have an adverse impact on our business.
The prices of our direct and indirect raw materials have been, and we expect them to continue to be, volatile. If the cost of direct or indirect raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. Increases in prices for our products could also hurt our ability to remain both competitive and profitable in the markets in which we compete.
Although some of our materials contracts include competitive price clauses that allow us to buy outside the contract if market pricing falls below contract pricing, and certain contracts have minimum-maximum monthly volume commitments that allow us to take advantage of spot pricing, we may be unable to purchase raw materials at market prices. In addition, some of our customer contracts have fixed prices for a certain term, and as a result, we may not be able to pass on raw material price increases to our customers immediately, if at all. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact that can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. Future raw material prices may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, changes in our supplier manufacturing processes as some of our products are byproducts of these processes, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.
An inadequate supply of direct or indirect raw materials and intermediate products could have a material adverse effect on our business.
Our manufacturing operations require adequate supplies of raw materials and intermediate products on a timely basis. The loss of a key source or a delay in shipments could have a material adverse effect on our business. Raw material availability may be subject to curtailment or change due to, among other things:

•	new or existing laws or regulations;

•	suppliers’ allocations to other purchasers;

•	interruptions in production by suppliers; and

•	natural disasters.
Many of our raw materials and intermediate products are available in the quantities we require from a limited number of suppliers.
For example, our silicones business is highly dependent upon access to silicon metal, a key raw material, and siloxane, an intermediate product that is derived from silicon metal. While silicon is itself abundant, silicon metal is produced through a manufacturing process and, in certain geographic areas, is currently available through a limited number of suppliers. In North America, there are only two significant silicon metal suppliers. In 2009 and 2010, two of our competitors acquired silicon metal manufacturing assets in North America and Europe, respectively, becoming vertically integrated in silicon metal for a portion of their supply requirements and reducing the manufacturing base of certain independent silicon metal producers. In addition, silicon metal producers face a number of regulations that affect the supply or price of silicon metal in some or all of the jurisdictions in which we operate. For example, significant anti-dumping duties of up to 139.5% imposed by the U.S. Department of Commerce and the International Trade Commission against producers of silicon metal in China and Russia effectively block the sale by all or most producers in these jurisdictions to U.S. purchasers, which restricts the supply of silicon metal and results in increased prices. We currently purchase silicon metal under multi-year, one-year or short-term contracts and in the spot market. We typically purchase silicon metal under contracts in the United States and Europe and in the spot market in Asia Pacific.
Our silicones business also relies heavily on siloxane as an intermediate product. Our manufacturing capacity at our internal sites and our joint venture in China is sufficient to meet the substantial majority of our current siloxane requirements. We also source a portion of our requirements from ASM under an existing purchase and sale agreement. In addition, from time to time we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our cost. There are also a limited number of third-party siloxane providers, and the supply of siloxane may be limited from time to time. In addition, regulation of siloxane producers can also affect the supply of siloxane. For example, in January 2006, the Ministry of Commerce of the People’s Republic of China issued a final determination of an anti-dumping investigation that imposed anti-dumping duties on all siloxane manufacturers, including us, ranging from 13% to 22%. These duties were terminated in January 2011. In late May 2009, China’s Ministry of Commerce also concluded an anti-dumping investigation of siloxane manufacturers in Thailand and South Korea, which resulted in an imposition of a 5.4% duty against our supplier, ASM, in Thailand, a 21.8% duty against other Thailand companies and a 25.1% duty against Korean companies.
Our quartz production relies heavily on naturally occurring quartz sand, which is currently available from a limited number of suppliers. A significant amount of the market for this sand is controlled by Unimin. In April 2015, we entered into a long term purchase agreement with Unimin, which is effective as of January 1, 2013 and expires on December 31, 2016.
Should any of our key suppliers fail to deliver these or other raw materials or intermediate products to us or no longer supply us, we may be unable to purchase these materials in necessary quantities, which could adversely affect our volumes, or may not be able to purchase them at prices that would allow us to remain competitive. During the past several years, certain of our suppliers have experienced force majeure events rendering them unable to deliver all, or a portion of, the contracted-for raw materials. On these occasions, we were forced to purchase replacement raw materials in the open market at significantly higher costs or place our customers on an allocation of our products. In addition, we cannot predict whether new regulations or restrictions may be imposed in the future on silicon metal, siloxane or other key materials, which may result in reduced supply or further increases in prices. We cannot assure investors that we will be able to renew our current materials contracts or enter into replacement contracts on commercially acceptable terms, or at all. Fluctuations in the price of these or other raw materials or intermediate products, the loss of a key source of supply or any delay in the supply could result in a material adverse effect on our business.
Our production facilities are subject to significant operating hazards which could cause environmental contamination, personal injury and loss of life, and severe damage to, or destruction of, property and equipment.
Our production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including human exposure to hazardous substances, pipeline and equipment leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental risks. Additionally, a number of our operations are adjacent to operations of independent entities that engage in hazardous and potentially dangerous activities. Our operations or adjacent operations could result in personal injury or loss of life, severe damage to or destruction of property or equipment, environmental damage, or a loss of the use of all or a portion of one of our key manufacturing facilities. Such events at our facilities or adjacent third-party facilities could have a material adverse effect on us.
We may incur losses beyond the limits or coverage of our insurance policies for liabilities that are associated with these hazards. In addition, various kinds of insurance for companies in the chemical industry have not been available on commercially acceptable terms, or, in some cases, have been unavailable altogether. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.
Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive and complex U.S. federal, state, local and non-U.S. supra-national, national, provincial, and local environmental, health and safety laws and regulations. These environmental laws and regulations include those that govern the discharge of pollutants into the air and water, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, the cleanup of contaminated sites, occupational health and safety and those requiring permits, licenses, or other government approvals for specified operations or activities. Our products are also subject to a variety of international, national, regional, state, and provincial requirements and restrictions applicable to the manufacture, import, export or subsequent use of such products. In addition, we are required to maintain, and may be required to obtain in the future, environmental, health and safety permits, licenses, or government approvals to continue current operations at most of our manufacturing and research facilities throughout the world.
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2015, we incurred capital expenditures of approximately $25 to comply with environmental laws and regulations and to make other environmental improvements. If we are unable to comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
Actual and alleged environmental violations have been identified at our facility in Waterford, New York. We are cooperating with the New York State Department of Environmental Conservation (the “NYSDEC”) and the U.S. Environmental Protection Agency (the “USEPA”) and the U.S. Department of Justice in their respective investigations of that facility’s compliance with certain applicable environmental requirements, including certain requirements governing the operation of the facility’s hazardous waste incinerators. Although we currently believe that the costs and potential penalties associated with these investigations will not have a material adverse impact on our business, these investigations may result in administrative, civil or criminal enforcement by the State of New York and/or the United States and resolution of such enforcement actions will likely require payment of a monetary penalty and/or the imposition of other civil or criminal sanctions.
Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation, and continues to expand the scope of such legislation. The USEPA has promulgated regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could significantly increase our energy costs, and may also require us to incur material capital costs to modify our manufacturing facilities.
In addition, we are subject to liability associated with hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned or operated and sites where hazardous wastes and other substances from our current and former facilities and operations have been sent, treated, stored or disposed of, as well as sites that we currently own or operate. Depending upon the circumstances, our liability may be strict, joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved regardless of our fault or whether we are aware of the conditions giving rise to the liability. Environmental conditions at these sites can lead to environmental cleanup liability and claims against us for personal injury or wrongful death, property damages and natural resource damages, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any of these liabilities is difficult to predict, but in the aggregate such liabilities could be material.
We have been notified that we are or may be responsible for environmental remediation at certain sites in the United States. As the result of former, current or future operations, there may be additional environmental remediation or restoration liabilities or claims of personal injury by employees or members of the public due to exposure or alleged exposure to hazardous materials in connection with our operations, properties or products. Sites sold by us in past years may have significant site closure or remediation costs and our share, if any, may be unknown to us at this time. These environmental liabilities or obligations, or any that may arise or become known to us in the future, could have a material adverse effect on our financial condition, cash flows and profitability.
In addition, in the normal course of our business, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. Pursuant to financial assurance requirements set forth in state hazardous waste permit regulations applicable to our manufacturing facilities in Waterford, NY and Sistersville, WV, we have provided letters of credit in the following amounts: approximately $25 for closure and post-closure care for the Waterford and the Sistersville facilities; and approximately $10 (annual aggregate) for accidental occurrences at the Waterford and Sistersville facilities. A renewal of our Waterford facility’s hazardous waste permit expected to be issued by the NYSDEC in March 2016 requires approximately $26 in financial assurances for our Waterford facility, an increase to the amount currently being provided of approximately $8. The renewal permit also requires a re-evaluation of the financial assurance amount within the next three years. One or more of our facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA. Any increase in financial assurances required for our facilities in connection with environmental, health and safety laws or regulations or the maintenance of permits would likely increase our costs and could also materially impact our financial position. For example, to the extent we issue letters of credit under our ABL Facility to satisfy any financial assurance requirements, we would incur fees for the issuance and maintenance of these letters of credit and the amount of borrowings that would otherwise be available to us under such facility would be reduced.

Future chemical regulatory actions may decrease our profitability.
Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Union enacted a regulation known as REACH. This regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. Other countries have implemented, or are considering implementation of, similar chemical regulatory programs. When fully implemented, REACH and other similar regulatory programs may result in significant adverse market impacts on the affected chemical products. If we fail to comply with REACH or other similar laws and regulations, we may be subject to penalties or other enforcement actions, including fines, injunctions, recalls or seizures, which would have a material adverse effect on our financial condition, cash flows and profitability.
We cannot at this time estimate the effect of these regulations on us or our financial condition, cash flows and profitability, but it could be material. The European Union is reviewing D4, as well as decamethylcyclopentasiloxane, or D5, another chemical substance we manufacture, and may, pursuant to REACH, regulate the manufacture, import and/or use of these two chemical substances in the European Union. The USEPA has also stated that they are reviewing the potential environmental risks posed by these two substances to determine whether regulatory measures are warranted, and we and other silicones industry members have entered into a consent order with the USEPA to conduct certain studies to obtain relevant data. Finally, the Norwegian Climate and Pollution Agency has published a November 2011 study that identifies D4 and D5 as potential candidates for listing as persistent organic pollutants pursuant to the Stockholm Convention on Persistent Organic Pollutants (the “Stockholm Convention”), an international treaty aimed at eliminating or minimizing the release of organic chemicals that are toxic, resistant to degradation in the environment, and transported and deposited far from the point of release. Regulation of our products containing such substances by the European Union, Canada, the United States, parties to the Stockholm Convention and/or other jurisdictions would likely reduce our sales within the jurisdiction and possibly in other geographic areas as well. These reductions in sales could be material depending upon the extent of any such additional regulations.
We participate with other companies in trade associations and regularly contribute to the research and study of the safety and environmental impact of our products and raw materials, including siloxanes. These programs are part of a program to review the environmental impacts, safety and efficacy of our products. In addition, government and academic institutions periodically conduct research on potential environmental and health concerns posed by various chemical substances, including substances we manufacture and sell. These research results are periodically reviewed by state, national and international regulatory agencies and potential customers. Such research could result in future regulations restricting the manufacture or use of our products, liability for adverse environmental or health effects linked to our products, and/or de-selection of our products for specific applications. These restrictions, liability, and product de-selection could have a material adverse effect on our business, our financial condition and/or liquidity.
Scientists periodically conduct studies on the potential human health and environmental impacts of chemicals, including products we manufacture and sell. Also, nongovernmental advocacy organizations and individuals periodically issue public statements alleging human health and environmental impacts of chemicals, including products we manufacture and sell. Based upon such studies or public statements, our customers may elect to discontinue the purchase and use of our products, even in the absence of any government regulation. Such actions could significantly decrease the demand for our products and, accordingly, have a material adverse effect on our business, financial condition, cash flows and profitability.
We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business.
We cannot predict with certainty the cost of defense, of prosecution or of the ultimate outcome of litigation and other proceedings filed by or against us, including penalties or other civil or criminal sanctions, or remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, environmental, health and safety, joint venture agreements, labor and employment or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights. Litigation based on environmental matters or exposure to hazardous substances in the workplace or based upon the use of our products could result in significant liability for us, which could have a material adverse effect on our business, financial condition and/or profitability.

We remain subject to litigation relating to the Chapter 11 proceedings.

In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for our previously issued 11.5% Senior Subordinated Notes due 2016 (the “Subordinated Notes”) filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to our previously issued 9.00% Second-Priority Springing Lien Notes due 2021 and 9.50% Second-Priority Springing Lien Notes due 2021 (collectively, the “Old Second Lien Notes”). In addition, on September 16, 2014, BOKF, NA, as trustee for our previously issued 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”) (“First Lien Indenture Trustee”) and Wilmington Trust, National Association, as trustee for our previously issued 10% Senior Secured Notes due 2020 (the “Old Secured Notes”) (together with U.S. Bank and First Lien Trustee, the “Appellants”) filed their joint appeal (together with the U.S. Bank Appeal, the “District Court Appeals”) before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on the 3.88% First Lien Notes due 2022 (the “First Lien Notes”) and the 4.69% Second Lien Notes due 2022 (the “Second Lien Notes”) provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. On November 11, 2014, the Debtors also filed a motion to dismiss the District Court Appeals (the “District Court Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the District Court Appeals (the “District Court Decision”) and affirmed the Bankruptcy Court Rulings. Because the District Court Appeals were decided on their merits, the District Court also terminated the District Court Motion to Dismiss as moot. All the Appellants appealed the District Court Decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”, and the appeals, the “Second Circuit Appeals”). On September 3, 2015, the Debtors filed motions to dismiss the Second Circuit Appeals (the “Second Circuit Motions to Dismiss”) with the Second Circuit asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On December 16, 2015, the Second Circuit denied the Second Circuit Motions to Dismiss but permitted the Debtors to raise issues of equitable mootness in their briefs on the merits of the Second Circuit Appeals. The merits briefing of the Second Circuit Appeals is currently ongoing. We cannot predict with certainty the ultimate outcome of the Second Circuit Appeals. An adverse outcome could negatively affect our business, results of operations and financial condition by reducing our liquidity and/or increasing our interest costs.
Because we manufacture and use materials that are known to be hazardous, we are subject to, or affected by, certain product and manufacturing regulations, for which compliance can be costly and time consuming. In addition, we may be subject to personal injury or product liability claims as a result of human exposure to such hazardous materials.
We produce hazardous chemicals that require care in handling and use that are subject to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, these authorities must review and, in some cases approve, our products and/or manufacturing processes and facilities before we may manufacture and sell some of these chemicals. To be able to manufacture and sell certain new chemical products, we may be required, among other things, to demonstrate to the relevant authority that the product does not pose an unreasonable risk during its intended uses and/or that we are capable of manufacturing the product in compliance with current regulations. The process of seeking any necessary approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could increase our customers’ efforts to find less hazardous substitutes for our products. We are subject to ongoing reviews of our products and manufacturing processes.
Products we have made or used could be the focus of legal claims based upon allegations of harm to human health. While we cannot predict the outcome of suits and claims, we believe that we maintain adequate reserves, in accordance with our policy, to address litigation and are adequately insured to cover foreseeable future claims. However, an unfavorable outcome in these litigation matters could have a material adverse effect on our business, financial condition and/or profitability and cause our reputation to decline.
We are subject to claims from our customers and their employees, environmental action groups and neighbors living near our production facilities.
We produce and use hazardous chemicals that require appropriate procedures and care to be used in handling them or in using them to manufacture other products. As a result of the hazardous nature of some of the products we produce and use, we may face claims relating to incidents that involve our customers’ improper handling, storage and use of our products. Additionally, we may face lawsuits alleging personal injury or property damage by neighbors living near our production facilities. These lawsuits could result in substantial damage awards against us, which in turn could encourage additional lawsuits and could cause us to incur significant legal fees to defend such lawsuits, either of which could have a material adverse effect on our business, financial condition and/or profitability. In addition, the activities of environmental action groups could result in litigation or damage to our reputation.
As a global business, we are subject to numerous risks associated with our international operations that could have a material adverse effect on our business.
We have significant manufacturing and other operations outside the United States. Some of these operations are in jurisdictions with unstable political or economic conditions. There are numerous inherent risks in international operations, including, but not limited to:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	tariffs and trade barriers;

•	export duties and quotas;

•	changes in local economic conditions;

•	changes in laws and regulations;

•	exposure to possible expropriation or other government actions;

•	hostility from local populations;

•	diminished ability to legally enforce our contractual rights in non-U.S. countries;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	unsettled political conditions and possible terrorist attacks against U.S. interests; and

•	natural disasters or other catastrophic events.
Our international operations expose us to different local political and business risks and challenges. For example, we face potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks of local customers and distributors. In addition, some of our operations are located in regions that may be politically unstable, having particular exposure to riots, civil commotion or civil unrests, acts of war (declared or undeclared) or armed hostilities or other national or international calamity. In some of these regions, our status as a U.S. company also exposes us to increased risk of sabotage, terrorist attacks, interference by civil or military authorities or to greater impact from the national and global military, diplomatic and financial response to any future attacks or other threats.
Some of our operations are located in regions with particular exposure to natural disasters such as storms, floods, fires and earthquakes. It would be difficult or impossible for us to relocate these operations and, as a result, any of the aforementioned occurrences could materially adversely affect our business.
In addition, intellectual property rights may be more difficult to enforce in non-U.S. or non-Western Europe countries.
Our overall success as a global business depends, in part, upon our ability to succeed under different economic, social and political conditions. We may fail to develop and implement policies and strategies that are effective in each location where we do business, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to foreign currency risk.
In 2015, approximately 66% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into a purchase or a sales transaction or indebtedness transaction using a different currency from the currency in which it records revenues. Given the volatility of exchange rates, we may not manage our currency transaction and/or translation risks effectively, and volatility in currency exchange rates may materially adversely affect our financial condition or results of operations, including our tax obligations. Since most of our indebtedness is denominated in U.S. dollars, a strengthening of the U.S. dollar could make it more difficult for us to repay our indebtedness.
We have entered and expect to continue to enter into various hedging and other programs in an effort to protect against adverse changes in the non-U.S. exchange markets and attempt to minimize potential material adverse effects. These hedging and other programs may be unsuccessful in protecting against these risks. Our results of operations could be materially adversely affected if the U.S. dollar strengthens against non-U.S. currencies and our protective strategies are not successful. Likewise, a strengthening U.S. dollar provides opportunities to source raw materials more cheaply from foreign countries.
The European debt crisis and related European financial restructuring efforts have contributed to instability in global credit markets and may cause the value of the Euro to further deteriorate. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets remain uncertain or deteriorate further, the value of the Euro and the global credit markets may weaken. While we do not transact a significant amount of business in Greece, Italy or Spain, the general financial instability in those countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur, it could adversely affect our European customers and suppliers and in turn have a materially adverse effect on our international business and results of operations.
Fluctuations in energy costs could have an adverse impact on our profitability and negatively affect our financial condition.
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 6% of our total cost of sales for the year ended December 31, 2015, 7% for both the years ended 2014 and 2013, respectively.
Our operating expenses will increase if our energy prices increase. Increased energy prices may also result in greater raw materials costs. If we cannot pass these costs through to our customers, our profitability may decline. In addition, increased energy costs may also negatively affect our customers and the demand for our products.
If our energy prices decrease, we expect benefits in the short-run with decreased operating expenses and increased operating income, but may face increased pricing pressure from competitors that are similarly impacted by energy prices and could see reduced demand for certain of our products that are sold to participants in the energy sector. As a result, profitability may decrease over an extended period of time of lower energy prices. Moreover, any future increases in energy prices after a period of lower energy prices may have an adverse impact on our profitability for the reasons described above.

We face increased competition from other companies and from substitute products, which could force us to lower our prices, which would adversely affect our profitability and financial condition.
The markets that we operate in are highly competitive, and this competition could harm our results of operations, cash flows and financial condition. Our competitors include major international producers as well as smaller regional competitors. We may be forced to lower our selling price based on our competitors’ pricing decisions, which would reduce our profitability. This has been further magnified by the impact of the recent global economic downturn, as companies have focused more on price to retain business and market share. In addition, we face competition from a number of products that are potential substitutes for our products. Growth in substitute products could adversely affect our market share, net sales and profit margins.
There is also a trend in our industries toward relocating manufacturing facilities to lower cost regions, such as Asia, which may permit some of our competitors to lower their costs and improve their competitive position. Furthermore, there has been an increase in new competitors based in these regions.
Some of our competitors are larger, have greater financial resources, have a lower cost structure, and/or have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within our industry and in the economy as a whole. If we do not compete successfully, our operating margins, financial condition, cash flows and profitability could be adversely affected. Furthermore, if we do not have adequate capital to invest in technology, including expenditures for research and development, our technology could be rendered uneconomical or obsolete, negatively affecting our ability to remain competitive.

We have achieved significant cost savings as a result of the Shared Services Agreement with Hexion. If the Shared Services Agreement is terminated or further amended, if we have material disputes with Hexion regarding its implementation or if we are unable to implement new initiatives under the amended agreement, it could have a material adverse effect on our business operations, results of operations, and financial condition.

In October 2010, we entered into the Shared Services Agreement with Hexion. Under this agreement, we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal, and procurement services. We have realized significant cost savings under the Shared Service Agreement, including savings related to shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization, administrative and overhead savings. The Shared Services Agreement is subject to termination by Hexion (or us), without cause, on not less than thirty days prior written notice, and expires in October 2016 (subject to one-year renewals every year thereafter, absent contrary notice from either party). In conjunction with the consummation of the Plan and our emergence from Chapter 11, on October 24, 2014, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Shared Services Steering Committee with its annual review of billings and allocations.

If the Shared Services Agreement is terminated, or if the parties to the amended agreement have material disagreements with its implementation, it could have a material adverse effect on our business operations, results of operations and financial condition, as we would need to replace the services no longer being provided by Hexion, and would lose a portion of the benefits being generated under the agreement at the time.

We expect additional cost savings from our other strategic initiatives, and if we are unable to achieve these cost savings, or sustain our current cost structure, it could have a material adverse effect on our business operations, results of operations and financial condition.

We have not yet realized all of the cost savings and synergies we expect to achieve from our other strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; and other unexpected costs associated with operating our business.
If we are unable to achieve these cost savings or synergies it could adversely affect our profitability and financial condition. In addition, while we have been successful in reducing costs and generating savings, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also make changes to our operating cost structure.
Our success depends in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could have a material adverse effect on our competitive position.
We rely on the patent, trademark, copyright and trade-secret laws of the United States and the countries where we do business to protect our intellectual property rights. We may be unable to prevent third parties from using our intellectual property without our authorization. The unauthorized use of our intellectual property could reduce any competitive advantage we have developed, reduce our market share or otherwise harm our business. In the event of unauthorized use of our intellectual property, litigation to protect or enforce our rights could be costly, and we may not prevail.
Many of our technologies are not covered by any patent or patent application, and our issued and pending U.S. and non-U.S. patents may not provide us with any competitive advantage and could be challenged by third parties. Our inability to secure issuance of our pending patent applications may limit our ability to protect the intellectual property rights these pending patent applications were intended to cover. Our competitors may attempt to design around our patents to avoid liability for infringement and, if successful, our competitors could adversely affect our market share. Furthermore, the expiration of our patents may lead to increased competition.
Our pending trademark applications may not be approved by the responsible governmental authorities and, even if these trademark applications are granted, third parties may seek to oppose or otherwise challenge these trademark applications. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to protect our products and their associated trademarks and impede our marketing efforts in those jurisdictions.
In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we do not apply for patent, trademark or copyright protection. We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements are limited in duration and could be breached, and may not provide meaningful protection of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available if there is an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge about our trade secrets through independent development or by legal means. The failure to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business by jeopardizing critical intellectual property.
Where a product formulation or process is kept as a trade secret, third parties may independently develop or invent and patent products or processes identical to our trade-secret products or processes. This could have an adverse impact on our ability to make and sell products or use such processes and could potentially result in costly litigation in which we might not prevail.
We could face intellectual property infringement claims that could result in significant legal costs and damages and impede our ability to produce key products, which could have a material adverse effect on our business, financial condition and results of operations.
Our production processes and products are specialized; however, we could face intellectual property infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technology. If we were subject to an infringement suit, we may be required to change our processes or products, or stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could cause our customers to seek other products that are not subject to infringement suits. Any infringement suit could result in significant legal costs and damages and impede our ability to produce key products, which could have a material adverse effect on our business, financial condition and results of operations.
If we fail to extend or renegotiate our collective bargaining agreements with our works councils and labor unions as they expire from time to time, if disputes with our works councils or unions arise, or if our unionized or represented employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected.
As of December 31, 2015, approximately 44% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
We may be unable to timely extend or renegotiate our collective bargaining agreements as they expire. For example, a majority of our manufacturing personnel at our Sistersville, West Virginia site, and our Waterford, New York and Willoughby, Ohio sites are covered by collective bargaining agreements that expire in the summer of 2017 and the summer of 2016, respectively. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions in connection with these collective bargaining agreements or otherwise. In January 2011, the union at our Waterford, New York facility representing approximately 780 employees went on strike for two days in response to grievances. In addition, in January and November 2009, this union filed a variety of unfair labor practice charges against us with the National Labor Relations Board (the “NLRB”) arising from our implementation of a new wage rate schedule, a new job classification structure and a new overtime procedure at our Waterford, New York facility. In January 2010, the NLRB filed a complaint against us relating to a portion of these charges, and in July 2010 we reached a settlement with respect to these claims and the complaint was withdrawn. If we fail to extend or renegotiate our collective bargaining agreements, if additional disputes with our works councils or unions arise or if our unionized or represented workers engage in a further strike or other work stoppage, we could incur higher labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business, financial position and results of operations.
Our pension plans are unfunded or under-funded and our required cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity.
We sponsor various pension and similar benefit plans worldwide.
Our U.S. and non-U.S. defined benefit pension plans were under-funded in the aggregate by $102 and $150, respectively, as of December 31, 2015. We are legally required to make contributions to our pension plans in the future, and those contributions could be material.

Our future funding obligations for our employee benefit plans depend upon the levels of benefits provided for by the plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, the impact of potential business dispositions, actuarial data and experience, and any changes in government laws and regulations. In addition, certain of our funded employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline, our pension expense and funding requirements would increase and, as a result, could have a material adverse effect on our business.
If the performance of assets in the funded plans does not meet our expectations, our cash contributions for these plans could be higher than we expect, which could have a material adverse effect on our financial condition and liquidity.
Natural or other disasters have, and could in the future disrupt our business and result in loss of revenue or higher expenses.
Any serious disruption at any of our facilities or our suppliers’ facilities due to hurricane, fire, earthquake, flood, terrorist attack or any other natural or man-made disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities or our suppliers’ facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results.
For example, our manufacturing facility in Ohta, Japan and the manufacturing facilities of certain of our suppliers were impacted by the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events. Our Ohta facility is one of three facilities globally where we internally produce siloxane, a key intermediate required in our manufacturing process of silicones. We also produce a variety of finished silicone products at this plant, including highly specialized silicone products. We are currently able to shift only certain amounts of production to our other facilities throughout the world over the short term. Our Ohta plant, which is approximately 230 kilometers away from the nuclear power plant at Fukushima, Japan that incurred significant damage as a result of the earthquake, is our closest facility to the area affected by the earthquake and tsunami. We also have manufacturing and research facilities in Kozuki and Kobe, Japan that produce quartz products, and administration offices in Tokyo, Nagoya and Fukuoka, Japan, none of which were significantly impacted by the earthquake. In addition, our manufacturing facilities, primarily those located in the Asia Pacific region, purchase certain raw materials from suppliers throughout Japan. Normal plant operations at our Ohta facility were restored in early May 2011 but uncertainty in Japan continues primarily with respect to the country’s energy infrastructure. To the extent further events or actions in Japan occur that impact its energy supply, including, but not limited to, rolling blackouts, restrictions on power usage, radiation exposure from nuclear power plants or the imposition of evacuation zones around such plants, it could materially and adversely affect our operations, operating results and financial condition.
In addition, many of our current and potential customers are concentrated in specific geographic areas. A disaster in one of these regions could have a material adverse impact on our operations, operating results and financial condition. Our business interruption insurance may not be sufficient to cover all of our losses from a disaster, in which case our unreimbursed losses could be substantial.
Acquisitions and joint ventures that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance. Divestitures that we pursue also may present unforeseen obstacles and costs.
We have made acquisitions of related businesses, and entered into joint ventures in the past and we may do so in the future. Acquisitions may require us to assume or incur additional debt financing, resulting in additional leverage and complex debt structures. If such acquisitions are consummated, the risk factors we describe above and below, and for our business generally, may be intensified.
Our ability to implement our growth strategy is limited by covenants in our ABL Facility, indentures and other indebtedness, our financial resources, including available cash and borrowing capacity, and our ability to integrate or identify appropriate acquisition and joint venture candidates.
The expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions or joint ventures. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations.
In addition we may pursue divestitures of certain of our businesses as one element of our portfolio optimization strategy. Divestitures may require us to separate integrated assets and personnel from our retained businesses and devote our resources to transitioning assets and services to purchasers, resulting in disruptions to our ongoing business and distraction of management.
Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, and could compromise our information and the information of our customers and suppliers, exposing us to liability which would cause our business and reputation to suffer.
In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing, and collection of payments from customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation, which could adversely affect our business, financial condition and results of operations.
Limitations on our use of certain product-identifying information, including the GE name and monogram, could adversely affect our business and profitability.
Prior to December 2006, substantially all of our products and services were marketed using the GE brand name and monogram, and we believe the association with GE provided our products and services with preferred status among our customers and employees due to GE’s globally recognized brands and perceived high quality. We and GE are parties to a trademark license agreement, which was entered into in December 2006 and amended in May 2013, that grants us a limited right to, among other things, use the GE mark and monogram on our sealant, adhesive and certain other products. These rights extend for a term of five years through December 3, 2018, with options that allow us to renew the license through 2023, subject to certain terms and conditions, including the payment of royalties. We also have the right to use numerous product specifications that contain the letters “GE” for the life of the respective products. While we continue to use the GE mark and monogram on these products and continue to use these product specifications, we are not able to use the GE mark and monogram on other products, use GE as part of our name or advertise ourselves as a GE company. While we have not yet experienced any significant loss of business as a result of our limited use of the GE mark and monogram, our business could be disadvantaged in the future by the loss of association with the GE name on our sealant, adhesive and certain other products.
Our financial condition or results of operations will not be comparable to the financial condition or results of operations reflected in our historical financial statements.
Since October 24, 2014, we have been operating under a new capital structure. In addition, as required by fresh-start accounting, at October 24, 2014 our assets and liabilities were recorded at fair value, which are significantly different than amounts in our historical financial statements. Accordingly, our financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition or results of operations reflected in our historical financial statements included in this Annual Report on Form 10-K.
Risks Related to Our Indebtedness
We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.
We have substantial consolidated indebtedness. As of December 31, 2015, we had $1,205 of consolidated outstanding indebtedness. Our projected annualized cash interest expense is approximately $57 based on our consolidated indebtedness and letters of credit outstanding and interest rates at December 31, 2015 without giving effect to any subsequent borrowings under our ABL Facility, substantially all of which represents cash interest expense on fixed-rate obligations.
Our ability to generate sufficient cash flows from operations to make scheduled debt service payments depends on a range of economic, competitive and business factors, many of which are outside of our control. Continued or increased weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, capital investment plans, working capital reductions and operating improvements may not be realized on schedule, or at all. To the extent our cash flow from operations is insufficient to fund our debt service obligations, aside from our current liquidity, we would be dependent on outside capital to meet the funding of our debt service obligations and to fund capital expenditures and other obligations. We were previously forced to take actions to restructure and refinance our indebtedness and there can be no assurance we will be able to meet our scheduled debt service obligations in the future.
If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or issue additional equity securities. We may be unable to refinance any of our indebtedness, sell assets or issue equity securities on commercially reasonable terms, or at all, which could cause us to default on our obligations and result in the acceleration of our debt obligations. Our inability to generate sufficient cash flows to satisfy our outstanding debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. As of December 31, 2015, the borrowing base (including various reserves) was determined to be approximately $217, and we had approximately $53 of drawn letters of credit and no revolver borrowings under the ABL Facility. The borrowing base (including various reserves) is updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
Our substantial consolidated indebtedness and other commitments and obligations could have other important consequences, including but not limited to the following:

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we are more highly leveraged than many of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities;

•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	it may adversely affect terms under which suppliers provide material and services to us; and

•	it may limit our ability to borrow additional funds or dispose of assets.
There would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.
Despite our substantial indebtedness, we may still be able to incur significant additional indebtedness. This could intensify the risks described above and below.
We may be able to incur substantial additional indebtedness in the future. Although the terms governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, and the indebtedness we may incur in compliance with these restrictions could be substantial. Increasing our indebtedness could intensify the risks described above and below.
The terms governing our outstanding debt, including restrictive covenants, may adversely affect our operations.
The terms governing our outstanding debt contain, and any future indebtedness we incur would likely contain, numerous restrictive covenants that impose significant operating and financial restrictions on our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends and make other distributions to our stockholders;

•	create or incur certain liens;

•	make certain loans, acquisitions, capital expenditures or investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sale/leaseback transactions;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
If the availability under the ABL Facility falls below certain thresholds, we will be subject to a minimum fixed charge coverage ratio. If we are unable to maintain compliance with such ratio or other covenants in the ABL Facility, an event of default could result.
The credit agreement governing the ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time when the availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio under the agreement governing the ABL Facility is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis.
A breach of our fixed charge coverage ratio, if in effect, could, if not waived, result in an event of default under our ABL Facility. Pursuant to the terms of the credit agreement governing the ABL Facility, our direct parent company will have the right, but not the obligation, to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a fixed charge coverage ratio covenant is not cured or waived, or if any other event of default under the ABL Facility occurs, the lenders under such credit facility:

•	would not be required to lend any additional amounts to us;

•
could elect to declare all borrowings outstanding under such ABL Facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder;

•	could apply all of our available cash that is subject to the cash sweep mechanism of the ABL Facility to repay these borrowings; and/or

•	could prevent us from making payments on our notes;
any or all of which could result in an event of default under our notes.
The ABL Facility also provides for “springing control” over the cash in our deposit accounts constituting collateral for the ABL Facility, and such cash management arrangements include a cash sweep at any time that availability under the ABL Facility is less than the greater of (1) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (2) $27. Such cash sweep, if in effect, will cause all our available cash to be applied to outstanding borrowings under the ABL Facility. If we satisfy the conditions to borrowing under the ABL Facility while any such cash sweep is in effect, we may be able to make additional borrowings under the ABL Facility to satisfy our working capital and other operational needs. If we do not satisfy the conditions to borrowing, we will not be permitted to make additional borrowings under the ABL Facility, and we will not have sufficient cash to satisfy our working capital and other operational needs. The availability threshold for triggering a cash sweep is the same availability threshold for triggering the fixed charge coverage ratio covenant under the ABL Facility.
The terms governing our indebtedness limit our ability to sell assets and also restrict the use of proceeds from that sale. We may be unable to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Furthermore, a substantial portion of our assets is, and may continue to be, intangible assets. Therefore, it may be difficult for us to pay our consolidated debt obligations in the event of an acceleration of any of our consolidated indebtedness.
If the indebtedness under the ABL Facility or our existing notes were to be accelerated after an event of default, our respective assets may be insufficient to repay such indebtedness in full and our lenders could foreclose on the assets pledged under the applicable facility, which would have a material adverse effect on our business, financial condition and results of operations.
Repayment of our debt, including required principal and interest payments, depends on cash flows generated by our subsidiaries, which may be subject to limitations beyond our control.
Our subsidiaries own a significant portion of our consolidated assets and conduct a significant portion of our consolidated operations. Repayment of our indebtedness depends, to a significant extent, on the generation of cash flows and the ability of our subsidiaries to make cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments on our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from subsidiaries. While there are limitations on the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make intercompany payments, these limitations are subject to certain qualifications and exceptions. In the event that we are unable to receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
A downgrade in our debt ratings could restrict our access to, and negatively impact the terms of, current or future financings or trade credit.
Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service (“Moody’s”) maintain credit ratings on us and certain of our debt. Subsequent to the Emergence our ratings were downgraded by Moody’s in January 2016. The ratings assigned by both ratings agencies to our debt issued in connection with the Emergence are currently below investment grade. Any decision by these ratings agencies to further downgrade such ratings or put them on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.
Risks Related to Momentive’s Common Stock
There is no public market for our common stock.

There are substantial risks in investing in our common stock given the general illiquid nature of such securities. There is no public trading market for our securities. Holders of our securities may find it difficult or impossible to find a qualified purchaser for such securities at any price. Because of this, it is hard to determine exactly the value of our common stock.

Our stock price may be volatile or may decline regardless of our operating performance, and stockholders may not be able to resell shares at or above the price at which the shares were acquired.

The price for our common stock may be volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	changes in economic trends or the continuation of current economic conditions;

•	industry cycles and trends;

•	changes in government and environmental regulation;

•	adverse resolution of new or pending litigation against us;

•	changes in laws or regulations governing our business and operations;

•	the sustainability of an active trading market for our common stock; and

•	future sales of our common stock by our stockholders.

These and other factors may lower the price of our common stock, regardless of our actual operating performance. In the event of a drop in the price of our common stock, you could lose a substantial part or all of your investment in our common stock.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Future sales of our common stock, or the perception that these sales may occur, may depress the price of our common stock.

Additional sales of a substantial number of our shares of common stock, or the perception that such sales may occur, could have a material adverse effect on the price of our common stock and could materially impair our ability to raise capital through the sale of additional shares. As of December 31, 2015, we had 48,028,594 shares of common stock issued and outstanding. Of these shares, approximately 39,305,467 shares have been registered by Momentive’s registration statement on Form S-1 (Registration No. 333-201338) filed December 31, 2014 (“Form S-1”), which became effective on July 2, 2015. The selling stockholders beneficially own a significant amount of our common stock. The sale of all or a portion of the shares by the selling stockholders or our other stockholders, or the perception that these sales may occur, could cause the price of our common stock to decrease significantly.

Pursuant to the Company’s Registration Rights Agreement, the selling stockholders have certain demand and piggyback rights that may require us to file additional registration statements registering their common stock or to include sales of such common stock in registration statements that we may file for ourselves or other stockholders. Any shares of common stock sold under these registration statements or this prospectus will be freely tradable. In the event such registration rights are exercised and a large number of shares of common stock is sold, such sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with this registration and any such registrations, except that the selling stockholders may be responsible for their pro rata shares of underwriters’ discounts and commissions, stock transfer taxes and certain legal expenses.

As a holding company, our only material assets will be our equity interests in our operating subsidiaries, and our principal source of revenue and cash flow will be distributions from such subsidiaries, which may be limited by law and/or contract in making such distributions.

As a holding company, our principal source of revenue and cash flow will be distributions from our subsidiaries. Therefore, our ability to carry out our business plan, to fund and conduct our business, service our debt and pay dividends (if any) in the future will depend on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they may be wholly owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to distribute cash to us may also be subject to, among other things, future restrictions that are contained in our subsidiaries’ agreements (as entered into from time to time), availability of sufficient funds in such subsidiaries and applicable laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to fund and conduct our business, service our debt and pay dividends (if any).

Apollo is our largest stockholder and has significant influence over us, and its interests may conflict with or differ from your interests as a stockholder.

As of December 31, 2015, Apollo and its affiliates beneficially own approximately 39.8% of our common stock. In connection with the Emergence, Apollo designated four of our eleven directors. As a result of that representation, Apollo has the ability to exert significant influence over us. The interests of Apollo could conflict with or differ from the interests of our other stockholders. For example, the concentration of ownership held by Apollo could delay, defer, cause or prevent a change of control of us or impede a merger, takeover or other business combination that you as a stockholder may otherwise view favorably. Apollo is in the business of making or advising on investments in companies and holds, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Apollo may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) provides that we expressly renounce any interest or expectancy in any business opportunity, transaction or other matter in which Apollo, the Ad Hoc Group (as defined in the Certificate of Incorporation) or any of their respective affiliates (with respect to Apollo, the “Apollo Group”) participates or desires or seeks to participate in, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so.

Provisions in our organizational documents may delay or prevent our acquisition by a third party.

Our Certificate of Incorporation and our amended and restated bylaws (“Bylaws”) contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. These provisions include, among others:

•	provisions relating to the appointment of directors for a period of time following the Emergence;

•	provisions requiring stockholders to hold at least 33% of our outstanding common stock in the aggregate to request special meetings;

•
provisions that provide that the doctrine of “corporate opportunity” will not apply with respect to Apollo, the Ad Hoc Group (as defined in the Certificate of Incorporation) and their respective affiliates with respect to the Company; and

•	provisions that require a non-interim Chief Executive Officer to review any business combination transaction.

These provisions of our Certificate of Incorporation and Bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for our common stock in the future, which could reduce the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES
Our headquarters is located in Waterford, New York. Our major manufacturing facilities are primarily located in North America, Europe and Asia. As of December 31, 2015, we operated 9 domestic production and manufacturing facilities in 6 states and 15 foreign production and manufacturing facilities, primarily in China, Germany, Italy and Japan.
We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our production and manufacturing facilities, executive offices and technology research centers as of December 31, 2015:

Location	Real Property Interest	Business in Which Property is Used

Americas:
Waterford, NY	Owned	Silicones
Tarrytown, NY (1)	Leased	Silicones
Sistersville, WV	Owned	Silicones
Chino, CA	Leased	Silicones
Garrett, IN	Leased	Silicones
New Smyrna Beach, FL	Owned	Silicones
Itatiba, Brazil	Owned	Silicones
Strongsville, OH	Owned	Quartz
Willoughby, OH	Owned	Quartz
Richmond Heights, OH	Owned	Quartz
Newark, OH	Owned	Quartz

Europe:
Leverkusen, Germany	Leased	Silicones
Bergen op Zoom, Netherlands	Leased	Silicones
Lostock, United Kingdom	Leased	Silicones
Termoli, Italy	Owned	Silicones
Antwerp, Belgium	Leased	Silicones
Geesthacht, Germany	Owned	Quartz

Asia Pacific:
Nantong, China	Leased	Silicones
Ohta, Japan	Owned	Silicones
Rayong, Thailand	Leased	Silicones
Bangalore, India (1)	Leased	Silicones
Chennai, India	Owned	Silicones
Seoul, South Korea	Leased	Silicones
Shanghai, China (1)	Leased	Silicones
Kobe, Japan (2)	Leased	Quartz
Kozuki, Japan	Owned	Quartz
Wuxi, China	Leased	Quartz

(1)	Technology research center.

(2)	Manufacturing facility and technology research center.

ITEM 3. LEGAL PROCEEDINGS
Various claims, lawsuits and administrative proceedings are pending or threatened against us and/or our subsidiaries, arising from the ordinary course of business with respect to commercial, product liability, employee, environmental and toxic exposure matters. Historically, we have not faced any litigation matters or series of litigation matters that have had a material adverse impact on our business. In addition, we do not believe that there is any pending or threatened litigation, either individually or in the aggregate, that is likely to have a material adverse effect on our business. We have a number of lawsuits pending against us alleging personal injury due to exposure to hazardous materials, many of which are multi-defendant lawsuits on behalf of large groups of plaintiffs. We believe we are indemnified by GE for any liability arising from any such lawsuits existing prior to our creation on December 3, 2006, through the acquisition of certain assets, liabilities and subsidiaries of GE that comprised GE Advanced Materials, an operating unit within the Industrial Segment of GE, by MPM Holdings and us (the “GE Advanced Materials Acquisition”). We cannot predict with certainty the outcome of any litigation or the potential for future litigation and any such matters, if they occur, could materially adversely affect our business and operations.
Appeals Relating to the Confirmation of the Plan in the Bankruptcy Cases
In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for the Subordinated Notes filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to the Old Second Lien Notes. In addition, on September 16, 2014, BOKF, NA, as trustee for the Old First Lien Notes (“First Lien Indenture Trustee”) and Wilmington Trust, National Association, as trustee for the Old Secured Notes (together with U.S. Bank and First Lien Trustee, the “Appellants”) filed their joint appeal (together with the U.S. Bank Appeal, the “District Court Appeals”) before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on First Lien Notes and Second Lien Notes provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. On November 11, 2014, the Debtors also filed a motion to dismiss the District Court Appeals (the “District Court Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the District Court Appeals (the “District Court Decision”) and affirmed the Bankruptcy Court Rulings. Because the District Court Appeals were decided on their merits, the District Court also terminated the District Court Motion to Dismiss as moot. All the Appellants appealed the District Court Decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”, and the appeals, the “Second Circuit Appeals”). On September 3, 2015, the Debtors filed motions to dismiss the Second Circuit Appeals (the “Second Circuit Motions to Dismiss”) with the Second Circuit asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On December 16, 2015, the Second Circuit denied the Second Circuit Motions to Dismiss but permitted the Debtors to raise issues of equitable mootness in their briefs on the merits of the Second Circuit Appeals. The merits briefing of the Second Circuit Appeals is currently ongoing. We cannot predict with certainty the ultimate outcome of the Second Circuit Appeals.
Italian Tax Claim
On June 17, 2014, an Italian tax court of appeals (the “Italian Court of Appeals”) decided against the Company related to its 2003 income tax position resulting from the acquisition by GE of an Italian company in the same year. GE subsequently sold this Italian subsidiary to the Company as part of the GE Advanced Materials Acquisition. Having considered the use of debt financing and other characteristics of the acquisition by GE, the Italian Court of Appeals determined that the goodwill amortization and interest expense related to the acquisition by GE were not deductible for tax purposes. Prior to this decision, the Company had received favorable rulings by lower level Italian trial courts in a series of similar cases regarding the same matter.
On August 7, 2014, the Italian Court of Appeals affirmed the prior decisions of the Italian tax trial courts in the Company’s favor regarding the deductions made in the years 2004 through 2007. On December 29, 2014, the Company filed an appeal before the Italian Supreme Court with respect to the lower courts adverse decision related to the 2003 tax year. On January 10, 2015, the Company received notice of appeal of the favorable decision it received with respect to the years 2004 to 2007. The Company believes it has a considerable likelihood of obtaining favorable outcomes for all years contested. As of December 31, 2015, the total potential assessment, including penalties and interest, is €47, or approximately $51, of which €30, or approximately $33, relates to the period of ownership subsequent to the GE Advanced Materials Acquisition.
The Company continues to believe its tax filing position is appropriate and that it is more likely than not this position will prevail upon appeal to the Italian Supreme Court. As a result, the Company has not recorded any income tax liability related to this matter as of December 31, 2015. Additionally, in conjunction with the GE Advanced Materials Acquisition, the Company and GE entered into an agreement providing for the indemnification by GE for tax matters related to the GE Advanced Materials Acquisition. The Company is currently evaluating the impact of this agreement on its potential exposure.
Environmental Matters
Our operations are subject to extensive environmental regulation at the federal, state and international level and our production facilities require operating permits that are subject to renewal or modification. Our operations also involve the use, handling, processing, storage, transportation and disposal of hazardous materials, and we may be exposed to the risk of claims for environmental remediation or restoration.
We have adopted and implemented health, safety and environmental policies, which include systems and procedures governing environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. In order to comply with environmental, health and safety laws and regulations, and maintenance of permits, we have incurred and will continue to incur costs, including capital expenditures for projects related to environmental improvements. In addition, pursuant to applicable hazardous waste regulations, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. We have obtained $35 in letters of credit for financial assurance required under applicable hazardous waste regulations, including $25 for closure and postclosure care for the Waterford, NY and Sisterville, WV facilities, and $10 (annual aggregate) for accidental occurrences at those facilities. We are currently in discussions with the NYSDEC regarding the renewal of our Waterford facility’s hazardous waste permit. We have recently been advised by the NYDEC that the draft renewal permit will require $26 in financial assurances for our Waterford facility, an increase to the amount currently being provided of approximately $8. We believe that the draft permit will also require a re-evaluation of the financial assurance amount within the next three years. One or more of our U.S. facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, the USEPA has identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA.
We are currently conducting investigations and/or cleanup of known or potential contamination at several of our facilities, and have been named as a potentially responsible party at several third party Superfund sites. In connection with the GE Advanced Materials Acquisition, GE has agreed to indemnify us for liabilities associated with contamination at former properties and for liabilities associated with third-party waste disposal sites. GE has also agreed that if we suffer any losses that are the subject of an indemnification obligation under a third party contract with respect to which GE is an indemnitee, GE will pursue such indemnification on our behalf and provide us with any benefits received.
While we do not anticipate material costs in excess of current reserves and/or available indemnification relating to known or potential environmental contamination, the discovery of additional contamination, or the imposition of more stringent cleanup requirements, could require us to make significant expenditures in excess of such reserves and/or indemnification.
We have been named as a defendant in a series of multi-defendant lawsuits based on our alleged involvement in the supply of allegedly hazardous materials. The plaintiffs seek damages for alleged personal injury resulting from exposure to various chemicals. These claims have not resulted in material judgments or settlements historically and we do not anticipate that these claims present any material risk to our business in the future. In addition, we have been indemnified by GE for any liability arising from any such claims existing prior to the consummation of the GE Advanced Materials Acquisition. However, we cannot predict with certainty the outcome of any such claims or the involvement we might have in such matters in the future.
In 2008, we became aware and disclosed to the NYSDEC that, in certain instances, our Waterford, New York, facility may have failed to comply with the State and federal regulatory requirements governing the treatment of hazardous waste. During 2008, the NYSDEC initiated an investigation into these disclosures and issued a notice of violation alleging certain noncompliances. Subsequently, in the second quarter 2009, the USEPA and the U.S. Department of Justice sought, through search warrant and subpoena, additional information related to the alleged noncompliances. We are cooperating fully with the State and federal authorities. State and federal authorities have the statutory authority to seek civil and criminal sanctions, including but not limited to monetary penalties, for any noncompliances identified.
ITEM 4. MINE SAFETY DISCLOSURES
This item is not applicable to the registrant.

PART II
(dollars in millions, except per share data, or as otherwise noted)
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for any class of our common equity.

As of February 15, 2016, there were 110 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers and other financial institutions. Because such shares of common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have. MPM’s direct parent, MPM Intermediate Holdings Inc., is MPM’s sole stockholder.
Momentive has not paid any dividends since Momentive’s incorporation in 2014. MPM has not declared or paid any dividends since our emergence from bankruptcy in October 2014. During the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, MPM declared dividends of $0 and $1, respectively, to be paid as and when needed to fund the compensation for the Board of Managers of Hexion Holdings LLC (formerly known as Momentive Performance Materials Holdings LLC and the indirect parent of MPM prior to the Emergence Date, “Hexion Holdings”). For the foreseeable future, we intend to retain any earnings to finance our business and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors in accordance with applicable law and will be dependent upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our board of directors considers relevant. Our ABL Facility and the indentures that govern our notes impose restrictions on our ability to pay dividends. Therefore, our ability to pay dividends on our common stock will depend on, among other things, certain financial tests and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors that our board of directors considers relevant. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may consider relevant. For a discussion of our cash resources and liquidity needs, see Item 7 of Part II of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents Momentive’s and MPM’s summary historical financial information as of and for the periods presented. Prior to the Emergence Date, Momentive had not conducted any business operations. Accordingly, unless otherwise noted or suggested by context, all financial information and data and accompanying financial statements and corresponding notes, as of and prior to the Emergence Date, as contained herein, reflect the actual historical consolidated results of operations and financial condition of MPM for the periods presented and do not give effect to the Plan of Reorganization or any of the transactions contemplated thereby or the adoption of “fresh-start” accounting.
Upon emergence from bankruptcy on the Effective Date, we adopted fresh start accounting, which resulted in the creation of a new entity for financial reporting purposes. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the consolidated financial statements on or after October 24, 2014 are not comparable with the consolidated financial statements prior to that date. Refer to Note 2 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information.
The consolidated statement of operations data for the successor year ended December 31, 2015 and period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements.

You should read the following selected historical financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K

	MPM Holdings Inc.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
(dollars in millions, except per share data)				2013	2012	2011
Statement of Operations Data:
Net sales	$2,289	$465	$2,011	$2,398	$2,357	$2,637
Cost of sales	1,894	402
Gross profit	395	63
Cost of sales, excluding depreciation and amortization			1,439	1,732	1,705	1,798
Selling, general and administrative expense	285	80	434	373	392	389
Depreciation and amortization expense	—		147	171	187	197
Research and development expense	65	13	63	70	69	78
Restructuring and other costs	32	5	20	21	43	33
Other operating (loss) income, net	2	(1)	—	—	—	—
Operating income (loss)	11	(34)	(92)	31	(39)	142
Interest expense, net	79	15	162	394	277	256
Other non-operating expense (income), net	3	8	—	—	(11)	—
(Gain) loss on extinguishment and exchange of debt	(7)	—	—	—	57	(7)
Reorganization items, net	8	3	(1,972)	—	—	—
(Loss) income before income tax and earnings (losses) from unconsolidated entities	(72)	(60)	1,718	(363)	(362)	(107)
Income tax expense	13	—	36	104	8	27
(Loss) income before earnings (losses) from unconsolidated entities	(85)	(60)	1,682	(467)	(370)	(134)
Earnings (losses) from unconsolidated entities, net of taxes	2	—	3	3	5	(6)
Net (loss) income	(83)	(60)	1,685	(464)	(365)	(140)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1)
Net (loss) income attributable to MPM Holdings Inc.	$(83)	$(60)	$1,685	$(464)	$(365)	$(141)
(Loss) earnings per share, basic and diluted	$(1.73)	$(1.25)	$16,850,000	$(4,640,000)	$(3,650,000)	$(1,410,000)
Dividends declared per common share		$—	$—	$4,600	$3,185	$7,500
Cash Flow provided by (used in):
Operating activities	$128	$(3)	$(207)	$(150)	$(95)	$106
Investing activities	(116)	(17)	(18)	(88)	(102)	(120)
Financing activities	(10)	(1)	390	220	111	(41)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$221	$228		$94	$110	$199
Working capital (1)	541	611		(2,884)	290	378
Total assets	2,663	2,884		2,694	2,904	3,161
Total long term debt	1,169	1,163		7	3,081	2,895
Total net debt (2)	984	973		3,163	3,006	2,735
Total liabilities	2,037	2,115		4,174	4,052	3,901
Total equity (deficit)	626	769		(1,480)	(1,148)	(736)

	Momentive Performance Materials Inc.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31,
(dollars in millions, except per share data)				2013	2012	2011
Statement of Operations Data:
Net sales	$2,289	$465	$2,011	$2,398	$2,357	$2,637
Cost of sales	1,894	402
Gross profit	395	63
Cost of sales, excluding depreciation and amortization			1,439	1,732	1,705	1,798
Selling, general and administrative expense	284	80	434	373	392	389
Depreciation and amortization expense	—	—	147	171	187	197
Research and development expense	65	13	63	70	69	78
Restructuring and other costs	32	5	20	21	43	33
Other operating (loss) income, net	2	(1)	—	—	—	—
Operating income (loss)	12	(34)	(92)	31	(39)	142
Interest expense, net	79	15	162	394	277	256
Other non-operating expense (income), net	3	8	—	—	(11)	—
(Gain) loss on extinguishment and exchange of debt	(7)	—	—	—	57	(7)
Reorganization items, net	8	3	(1,972)	—	—	—
(Loss) income before income tax and earnings (losses) from unconsolidated entities	(71)	(60)	1,718	(363)	(362)	(107)
Income tax expense	13	—	36	104	8	27
(Loss) income before earnings (losses) from unconsolidated entities	(84)	(60)	1,682	(467)	(370)	(134)
Earnings (losses) from unconsolidated entities, net of taxes	2	—	3	3	5	(6)
Net (loss) income	(82)	(60)	1,685	(464)	(365)	(140)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1)
Net (loss) income attributable to Momentive Performance Materials Inc.	$(82)	$(60)	$1,685	$(464)	$(365)	$(141)
Dividends declared per common share		$—	$—	$4,600	$3,185	$7,500
Cash Flow provided by (used in):
Operating activities	$129	$(3)	$(207)	$(150)	$(95)	$106
Investing activities	(116)	(17)	(18)	(88)	(102)	(120)
Financing activities	(11)	(1)	390	220	111	(41)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$221	$228		$94	$110	$199
Working capital (1)	541	611		(2,884)	290	378
Total assets	2,663	2,884		2,694	2,904	3,161
Total long term debt	1,169	1,163		7	3,081	2,895
Total net debt (2)	984	973		3,163	3,006	2,735
Total liabilities	2,037	2,115		4,174	4,052	3,901
Total equity (deficit)	626	769		(1,480)	(1,148)	(736)

(1)	Working capital is defined as current assets less current liabilities.

(2)	Net debt is defined as long-term debt plus debt payable within one year less cash and cash equivalents.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our results of operations and financial condition for the year ended December 31, 2015, successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013 with the audited consolidated financial statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking and Cautionary Statements.”
Overview and Outlook

MPM Holdings Inc. (“Momentive”) and Momentive Performance Materials Inc. (“MPM”), both Delaware corporations, together with their subsidiaries (collectively referred to herein as “we,” “us,” “our,” or the “Company”), are one of the world’s largest producers of silicones, silicone derivatives and organofunctional silanes and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones and silanes are generally used as additives to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, polyurethane foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones and silanes, they are increasingly being used as a substitute for other materials. Our Quartz business manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers’ products.
We serve more than 4,000 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries, such as Procter & Gamble, Avery, Continental Tire, Saint Gobain, Unilever, BASF, SABIC, The Home Depot, and Lowe's.
Chapter 11 Bankruptcy and Emergence
On April 13, 2014, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Court. The Chapter 11 proceedings were jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. During the bankruptcy proceedings, we continued to operate our business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court until MPM’s emergence from the Chapter 11 proceedings on October 24, 2014 (the “Effective Date”).
On September 11, 2014, the Court confirmed the Plan, and on the Effective Date the Plan became effective and MPM emerged from the Chapter 11 proceedings. Upon emergence, we reduced our total aggregate debt obligations from approximately $3.2 billion at December 31, 2013 to approximately $1.2 billion at December 31, 2014, and reduced our annual cash interest payments from nearly $300 to approximately $58. As of December 31, 2015, we had $2,663 of total assets, $2,037 of total liabilities, and $626 of total equity.
Reportable Segments
Our business segments are based on the products that we offer and the markets that we serve. At December 31, 2015, we had two reportable segments: Silicones and Quartz.
The Company's organizational structure continues to evolve. We are also continuing to refine our business and operating structure to better align our services to our customers and improve our cost position, while continuing to invest in global growth opportunities.
2015 Overview

•
Net Sales—Net sales in 2015 were $2,289, a decrease of 8% compared with $2,476 in 2014. The decrease was primarily due to unfavorable exchange rate fluctuations due to the strengthening of the U.S. dollar against the euro and Japanese yen in 2015 as compared to 2014, as well as negative price and mix shift due to softening of our end markets. These decreases were partially offset by volume increases,

•
Segment EBITDA—Segment EBITDA in 2015 was $194 and $195 for Momentive and MPM, respectively, a decrease of $44 and $43, respectively, compared to $238 in 2014. The decrease was primarily due to net unfavorable exchange rate fluctuations and negative price and mix shift due to softening demand of our end markets as well as a slowdown in China and the related global destocking effect, which negatively impacted our automotive business. The decrease was partially offset by raw material cost deflation.

•	Recently completed initiatives include:

▪	The expansion of our Leverkusen, Germany facility serving liquid silicone rubber customers throughout Europe in the automotive, aerospace, energy, healthcare and consumer products industries.

•	Future growth initiatives include:

▪
The expansion of our capability to manufacture NXT Silane, which is an innovative product used in the production of tires, and can offer tire manufacturers the ability to reduce rolling resistance without loss of wet traction, as well as deliver benefits in the tire manufacturing process. This expansion will double our current NXT Silane manufacturing capacity and is expected to be completed in 2017.

2016 Outlook
As we look into 2016, we expect continued growth in demand in our specialty silicones businesses, particularly as we continue our investment in developing new products to support future growth. However, we expect continued softness in semiconductor capital equipment and specialty solar demand and further delay in recovery in these markets to adversely affect volumes in our Quartz business in 2016. Looking ahead, we expect that economic volatility will continue into the first quarter of 2016. We anticipate that our first quarter volumes and revenues will be similar to what we experienced in the second half of 2015 and will be affected further by the inventory reduction efforts in the fourth quarter of 2015. We anticipate growth will resume in subsequent quarters and remain well positioned when end markets recover. We anticipate growth will resume in subsequent quarters. As a result, we will be well positioned to leverage our leadership positions, optimize our portfolio and invest in and drive new growth programs. Our business is impacted by general economic and industrial conditions, including general industrial production, automotive builds, housing starts, construction activity, consumer spending and semiconductor capital equipment investment and these factors could have negative effects to our liquidity. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance.
We are continuing to invest in growth opportunities in our higher-growth product lines and geographical regions, and will leverage the combination of our proprietary technologies, strategic investments in key assets and leading presence in high-growth end markets to benefit as the global economy recovers and for long-term success. We are also focused on gaining productivity efficiencies to reduce material costs and improve margins through investments in reliable and stable operations. We continue to evaluate additional actions, as well as productivity measures, that could lead to further savings. Such actions could result in more significant restructuring, exit and disposal costs and asset impairments in the future.
During the fourth quarter of 2015, we announced a global restructuring to reduce our structural costs and now expect the program to improve our results by $30, or an increase of $5 compared to the original target from November of 2015. We expect to realize $25 in savings in 2016 and to incur costs of approximately $15 primarily for severance associated with our cost savings program. The targeted savings will still be achieved primarily through a reduction in force and delayering of our organization primarily in selling, general and administrative roles, as well as productivity actions at our operating facilities.
At the same time, we are taking strategic actions to address its global siloxane manufacturing capacity. As an initial step, we are transforming our Leverkusen, Germany facility by rationalizing siloxane capacity and making further investments in specialty assets through the NXT Silanes expansion. We expect that this siloxane rationalization in Europe will reduce operating costs by approximately $10 per year when completed. We also recently announced the strategic expansion of our Leverkusen, Germany facility as part of our global initiative to expand production capabilities serving the automotive markets. Our innovative NXT silane technology helps global tire producers reduce rolling resistance without the loss of wet traction. We will invest approximately $30 to expand our flagship NXT silane manufacturing capacity at the Leverkusen site, which is strategically located in near proximity to multiple key customers.

Shared Services Agreement
In October 2010, we entered into a shared services agreement with Hexion (the “Shared Services Agreement”), pursuant to which we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal and procurement services. The Shared Services Agreement was renewed for one year starting in October 2015 and is subject to termination by either us or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2016 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and Hexion and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage is reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement.
The Shared Services Agreement has resulted in significant synergies for us, including shared services and logistics optimization, procurement savings, regional site rationalization and administrative and overhead savings. Despite the Bankruptcy Filing, the Shared Services Agreement has continued in effect along with the majority of the savings from these synergies. In conjunction with our emergence from Chapter 11 bankruptcy, on October 24, 2014, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations.

Matters Impacting Comparability of Results

Fresh Start Accounting
Momentive became the indirect parent company of MPM in accordance with the Plan upon MPM’s emergence from Chapter 11 on October 24, 2014 (the “Effective Date”). As a result of the application of fresh start accounting, at the Effective Date, our assets and liabilities were recorded at their estimated fair values which, in some cases, are significantly different than amounts included in our financial statements prior to the Effective Date. Accordingly, our financial condition and results of operations on and after the Effective Date are not comparable to our financial condition and results of operations prior to the Effective Date.
During the application of fresh start accounting, we re-evaluated our accounting policy with respect to which overhead costs were production-related, as well as the extent to which functional costs supported production-related activities. As a result, certain costs were recorded in cost of sales rather than selling, general and administrative expense in the successor period.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; goodwill and other intangible assets; accounts payable and pension and other postretirement benefit obligations. The primary currencies in which these assets and liabilities are denominated are the euro and Japanese yen. Prior to October 24, 2014, other comprehensive income included the impact of defined benefit pension and postretirement benefit adjustments. Upon the application of fresh start accounting, beginning on and after October 24, 2014, actuarial gains and losses resulting from pension and postretirement liability re-measurements are recognized immediately in the unaudited Condensed Consolidated Statements of Operations, compared to our prior policy of deferring such gains and losses in accumulated other comprehensive income and amortizing them over future periods. The impact of defined benefit pension and postretirement benefit adjustments prior to October 24, 2014 were primarily driven by unrecognized actuarial gains and losses related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording of such items. These actuarial gains and losses were determined using various assumptions, the most significant of which were (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the weighted average rate of future salary increases and (iv) the anticipated mortality rate tables.
Raw Materials
In 2015, we purchased approximately $1.0 billion of raw materials. The largest raw material used in our Silicones business is silicon metal. The cost of silicon metal comprised approximately 22% of our total raw material costs in our Silicones' manufacturing processes in 2015. Raw materials continue to trend favorably for us and for silicon metal industry and we have continually worked to review our existing global supply agreements to seek more favorable terms and we expect to significantly benefit year on year from improved raw material pricing in 2016.
Based on current economic data, we expect 2016 to be relatively stable. The largest raw material used in our Quartz business is a specific type of sand, which is currently available from a limited number of suppliers. Because Unimin controls a significant amount of the quartz sand market, it exercises significant control over quartz sand prices, which have been steadily increasing. In April 2015, we entered into a purchase agreement with Unimin, which expires on December 31, 2016.
We expect long-term raw material cost fluctuations to continue because of price movements of key feedstocks. To help mitigate the fluctuations in raw material pricing, we have purchase and sale contracts and commercial arrangements with many of our vendors and customers that contain periodic price adjustment mechanisms. Due to differences in the timing of pricing mechanism trigger points between our sales and purchase contracts, there is often a “lead-lag” impact. In many cases this “lead-lag” impact can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices.

Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS

MPM HOLDINGS INC.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013
(In millions)
Net sales	$2,289	$465	$2,011	$2,398
Cost of sales	1,894	402
Gross profit	395	63
Cost of sales, excluding depreciation and amortization			1,439	1,732
Selling, general and administrative expense	285	80	434	373
Depreciation and amortization expense	—	—	147	171
Research and development expense	65	13	63	70
Restructuring and other costs	32	5	20	21
Other operating loss (income), net	2	(1)	—	—
Operating income (loss)	11	(34)	(92)	31
Operating income (loss) as a percentage of net sales	—%	(7)%	(5)%	1%
Interest expense, net	79	15	162	394
Other non-operating expense, net	3	8	—	—
Gain on extinguishment of debt	(7)	—	—	—
Reorganization items, net	8	3	(1,972)	—
Total non-operating expense (income)	83	26	(1,810)	394
(Loss) income before income taxes and earnings from unconsolidated entities	(72)	(60)	1,718	(363)
Income tax expense	13	—	36	104
(Loss) income before earnings from unconsolidated entities	(85)	(60)	1,682	(467)
Earnings from unconsolidated entities, net of taxes	2	—	3	3
Net (loss) income	$(83)	$(60)	$1,685	$(464)
Other comprehensive (loss) income	$(64)	$(28)	$(202)	$22

MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013
(In millions)
Net sales	$2,289	$465	$2,011	$2,398
Cost of sales	1,894	402
Gross profit	395	63
Cost of sales, excluding depreciation and amortization			1,439	1,732
Selling, general and administrative expense	284	80	434	373
Depreciation and amortization expense	—	—	147	171
Research and development expense	65	13	63	70
Restructuring and other costs	32	5	20	21
Other operating loss (income), net	2	(1)	—	—
Operating income (loss)	12	(34)	(92)	31
Operating income (loss) as a percentage of net sales	1%	(7)%	(5)%	1%
Interest expense, net	79	15	162	394
Other non-operating expense, net	3	8	—	—
Gain on extinguishment of debt	(7)	—	—	—
Reorganization items, net	8	3	(1,972)	—
Total non-operating expense (income)	83	26	(1,810)	394
(Loss) income before income taxes and earnings from unconsolidated entities	(71)	(60)	1,718	(363)
Income tax expense	13	—	36	104
(Loss) income before earnings from unconsolidated entities	(84)	(60)	1,682	(467)
Earnings from unconsolidated entities, net of taxes	2	—	3	3
Net (loss) income	$(82)	$(60)	$1,685	$(464)
Other comprehensive (loss) income	$(64)	$(28)	$(202)	$22

Net Sales
In 2015, net sales decreased by $187, or 8%, compared to 2014. This decrease was primarily due to unfavorable exchange rate fluctuations of $156 due to the strengthening of the U.S. dollar against the euro and Japanese yen during 2015 as compared to 2014, as well as negative price and mix shift, which negatively impacted net sales by $46 caused by economic downturns in China, slowness in Asian high end automotive markets and a downturn in the oil and gas market. These decreases were partially offset by volume increases of $17.
In 2014, net sales increased by $78, or 3%, compared to 2013. Volume increases and price and mix shift positively impacted net sales by $94. Sales volumes were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe, and were partially offset by decreased demand in the specialty solar market, which negatively impacted our Quartz business. Price and mix were positively impacted by higher sales of specialty grade products, specifically silanes, coatings and elastomers. These increases were partially offset by unfavorable exchange rate fluctuations of $16, which were primarily due to the strengthening of the U.S. dollar against the euro and Japanese yen in 2014 as compared to 2013.

Operating Income (Loss)
The following table sets forth the variance between the operating income for the year ended December 31, 2015 compared to the operating loss for the year ended December 31, 2014:

	MPM HOLDINGS INC.	MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions)
Operating Loss for the year ended December 31, 2014	$(126)	$(126)
Volume variance	17	17
Mix variance	(23)	(23)
Price variance	(10)	(10)
Foreign exchange	(16)	(16)
Net processing costs	(15)	(15)
Other (selling, general and administrative, research and development, depreciation and amortization, restructuring and other)	24	25
Other non-cash cost of sales (fresh start accounting)	35	35
Other non-cash selling, general and administrative expense	125	125
Operating Income for the year ended December 31, 2015	$11	$12

In 2015, operating income increased $137 and $138, for Momentive and MPM, respectively, from an operating loss of $126 to an operating income of $11 and $12, respectively, for Momentive and MPM, respectively. Cost of sales (excluding depreciation and amortization of $105 and $14 in the successor year ended December 31, 2015 and successor period from October 25, 2014 through December 31, 2014, respectively due to the change in presentation of depreciation and amortization, as described in Note 1 to the Consolidated Financial Statements) decreased by $38 compared to 2014. In conjunction with the application of fresh start accounting, we re-evaluated our accounting policy with respect to which overhead costs were production-related, as well as the extent to which functional costs supported production-related activities. As a result, in the Successor period, certain costs were recorded in cost of sales rather than in selling, general and administrative expense. In addition, in 2014, $35 of non cash one-time costs related to fresh start accounting were recorded in cost of sales. Cost of sales was positively impacted by favorable exchange rate fluctuations of $115 driven by the strengthening of the U.S. dollar against the euro and Japanese yen and production mix of $13. This reduction in cost of sales was partially offset by higher net processing costs of $15.
Selling, general and administrative expense (excluding depreciation and amortization of $48 and $8 in the successor year ended December 31, 2015 and period from October 25, 2014 through December 31, 2014, respectively, due to the presentation change discussed above) decreased by $269 and $270 for Momentive and MPM, respectively, compared to 2014. As discussed above, in 2015, certain costs which previously had been recorded in selling, general and administrative expense are being recorded in cost of sales. Additionally, selling, general and administrative expense benefited from favorable exchange rate fluctuations of $25 as discussed above and $31 related to the re-measurement of our pension and other postretirement liabilities. Selling, general and administrative expense in 2014 included foreign currency losses of approximately $94 related to certain intercompany arrangements for which we were unable to assert permanent reinvestment during the Predecessor period due to the substantial doubt about our ability to continue as a going concern under our prior capital structure.
Depreciation and amortization expense during 2015 was $153 compared to $169 in 2014. Depreciation and amortization expense in 2014 included $12 of accelerated depreciation related to certain long-lived assets that were disposed of before the end of their estimated useful lives. Research and development expense for 2015 decreased by $11compared to 2014 primarily related to the timing of new projects. Restructuring and other costs for 2015 increased by $7 compared to 2014 which was primarily due to severance benefits related to the global restructuring announced in November 2015.
In 2014, operating income decreased $157, from an income of $31 to loss of $126, compared to 2013. Cost of sales (excluding depreciation and amortization of $14 in the successor period from October 25, 2014 through December 31, 2014 due to the change in presentation of depreciation and amortization, as described in Note 1 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K) increased by $95 compared to 2013. The increase was primarily due to an increase in volumes and price and mix shift, which were primarily driven by the increase in net sales discussed above. Cost of sales was also negatively impacted by price inflation in certain key raw materials during 2014 which we were unable to absorb. These increases were partially offset by productivity improvements and favorable exchange rate fluctuations driven by the strengthening of the U.S. dollar against the euro and Japanese yen. Selling, general and administrative expense (excluding depreciation and amortization of $8 due to the presentation change discussed above) increased by $133 compared to 2013. The increase was driven by unrealized foreign currency losses of approximately $94 related to certain intercompany arrangements for which we were unable to assert permanent reinvestment during the predecessor period from January 1, 2014 through October 24, 2014 due to the substantial doubt about our ability to continue as a going concern under our prior capital structure. The increase was also driven by unrealized losses of $15 in 2014 related to the re-measurement of our pension liabilities which, subsequent to the Effective Date due to a change in accounting policy, are recognized in the Consolidated Statements of Operations. Depreciation and amortization expense in 2014 was $169 (including $22 of depreciation and amortization expense included in cost of sales and selling, general and administrative expense, as discussed above) compared to $171 in 2013. Research and development expense in 2014 increased $6 compared to 2013, primarily related to timing of new projects. Restructuring and other costs increased by $4, which was primarily related to one-time charges for services and certain costs associated with restructuring our capital structure prior to the Bankruptcy Filing, and was partially offset by a gain related to a claim settlement.
Non-Operating Expense (Gain)
In 2015, total non-operating expense increased by $1,867, from an income of $1,784 to an expense of $83, compared to 2014. The increase was primarily driven by reorganization income items, net of $1,969 in 2014 (see Note 4 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information). This increase was offset by a decrease in interest expense of $98, which was primarily due to a reduction in total debt outstanding as a result of restructuring our capital structure in conjunction with the implementation of the Plan.
In 2014, total non-operating expense decreased by $2,178, from an expense of $394 to income of $1,784, compared to 2013. The decrease was primarily driven by reorganization items, net of $1,969 in 2014 (see Note 4 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information). The overall decrease was also driven by a decrease in interest expense of $177, which was primarily due to ceasing interest accruals on the Debtor’s unsecured debt beginning in April 2014 as a result of the Bankruptcy Filing, as well as a reduction in total debt outstanding as a result of restructuring our capital structure in conjunction with the implementation of the Plan. These decreases were partially offset by other non-operating expense of $8 in 2014, which primarily consisted of realized and unrealized foreign currency transaction losses.
Income Tax Expense
In 2015, income tax expense decreased by $23 compared to 2014. The effective income tax rate was (18%) for 2015 compared to 2% for 2014. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rate was also impacted by the tax impact of the reorganization and fresh start accounting net of the movement in valuation allowance. The valuation allowance, which relates principally to U.S. and certain non-U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized.
In 2014, income tax expense increased by $68 compared to 2013. The effective income tax rate was 2% for 2014 compared to (29)% for 2013. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rate was also impacted by the tax impact of the reorganization and fresh start accounting net of the movement in valuation allowance, as well as the change in our permanent reinvestment assertion. The valuation allowance, which relates principally to U.S. and certain non-U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized.
For both 2015 and 2014, profits and losses incurred in foreign jurisdictions with statutory tax rates less than 35% (primarily Germany) comprised the largest portion of the foreign rate differential. Economic pressure and volatility within certain foreign jurisdictions, including Germany, Japan, and Switzerland, were largely responsible for the change in foreign rate differential from 2015 to 2014. Due in part to this economic volatility and the impact of certain business changes made as a result of our ability to continue as a going concern, the historically significant effective tax rate drivers discussed above may not be indicative of our future tax rate. The valuation allowance, which related principally to U.S. and certain non-U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets would likely not be realized.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2015 and are expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result, are asserting permanent reinvestment with respect to certain intercompany arrangements considered indefinite.
Other Comprehensive (Loss) Income
For the year ended December 31, 2015, foreign currency translation negatively impacted other comprehensive loss by $65, primarily due to the impact of the strengthening of the U.S. dollar against the euro. In 2015, pension and postretirement benefit negative impact on other comprehensive loss was $1 compared to $69 in 2014 due to the recognition of prior service costs in 2014 following provision changes to our U.S. pension plan.
For the year ended December 31, 2014, foreign currency translation negatively impacted other comprehensive income by $2, primarily due to the impact of the strengthening of the U.S. dollar against the euro and Japanese yen. For the year ended December 31, 2014, pension and postretirement benefit adjustments negatively impacted other comprehensive income by $70, primarily due to net unrecognized actuarial losses driven by a decrease in the discount rate at October 24, 2014, partially offset by favorable asset experience. In connection with the application of fresh start accounting, on October 24, 2014, total accumulated unrecognized net gains of $162 were eliminated from accumulated other comprehensive income (see Note 3 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information).

For the year ended December 31, 2013, foreign currency translation negatively impacted other comprehensive income by $6, primarily due to the strengthening of the U.S. dollar against the Japanese yen, partially offset by the weakening of the U.S. dollar against the euro. Additionally, for the year ended December 31, 2013, a tax benefit of $54 was recognized in other comprehensive income related to a change in assertion with respect to certain intercompany arrangements, which were previously considered indefinite. For the year ended December 31, 2013, pension and postretirement benefit adjustments positively impacted other comprehensive income by $28, primarily due to unrecognized actuarial gains driven by an increase in the discount rate at December 31, 2013, favorable asset experience and the amortization of unrecognized actuarial losses recorded in prior periods.
Results of Operations by Segment

Following are net sales and Segment EBITDA by reportable segment. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and certain other income and expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also a principle profitability measure used to set management and executive incentive compensation goals. Segment EBITDA should not be considered a substitute for net income (loss) or other results reported in accordance with U.S. GAAP. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

In 2015, we redefined our internal reporting structure and now allocate additional administrative functional costs to the operating segments. The current presentation of Segment EBITDA includes a Corporate component rather than the Other component previously disclosed. Corporate is primarily corporate, general and administrative expenses that are not allocated to the segments, such as certain shared service and administrative functions. Segment EBITDA for all periods presented was retrospectively revised to conform with the current presentation.

	MPM HOLDINGS INC.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Net Sales(1):
Silicones	$2,112	$431	$1,866	$2,197
Quartz	177	34	145	201
Total	$2,289	$465	$2,011	$2,398

Segment EBITDA:
Silicones	$201	$44	$213	$241
Quartz	27	6	17	35
Corporate	(34)	(4)	(38)	(38)
Total	$194	$46	$192	$238

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Net Sales(1):
Silicones	$2,112	$431	$1,866	$2,197
Quartz	177	34	145	201
Total	$2,289	$465	$2,011	$2,398

Segment EBITDA:
Silicones	$201	$44	$213	$248
Quartz	27	6	17	37
Corporate	(33)	(4)	(38)	(47)
Total	$195	$46	$192	$238

(1)Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

2015 vs. 2014 Segment Results
Following is an analysis of the percentage change in sales by segment from 2014 to 2015:

	Volume	Price/Mix	Currency Translation	Total
Silicones	(1)%	(2)%	(5)%	(8)%
Quartz	4%	—%	(5)%	(1)%
Silicones
Net sales in 2015 decreased $185, or 8%, compared to 2014. The decrease was primarily due to unfavorable exchange rate fluctuations of $147 due to the strengthening of the U.S. dollar against the euro and Japanese yen, as well as adverse price and mix shift of $46 due to economic downturns in China, slowness in Asian high end automotive markets and a downturn in the oil and gas market. These decreases were partially offset by an increase in sales volume.
Segment EBITDA in 2015 decreased by $56 to $201 compared to 2014. The decrease was primarily due to net unfavorable exchange rate fluctuations, negative price and mix shift and higher net processing costs. The decrease was partially offset by reductions in selling, general and administrative and research and development expenses.
Quartz
Net sales in 2015 decreased $2, or 1%, compared to 2014. The decrease was primarily due to net unfavorable exchange rate fluctuations of $9, partially offset by an increase in sales volume of $7.
Segment EBITDA in 2015 increased by $4 to $27 compared to 2014. The increase was primarily due to a settlement gain related to the resolution of a customer dispute in the first quarter of 2015, increase in sales volume and reductions in selling, general and administrative expenses partially offset by higher net processing costs.
Corporate
Corporate charges are primarily general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions. Corporate charges decreased by $9 to $33 compared to 2014, primarily due to net favorable exchange rate fluctuations and lower administrative costs to serve.
2014 vs 2013 Segment Results
Following is an analysis of the percentage change in sales by segment from 2013 to 2014:

	Volume	Price/Mix	Currency Translation	Total
Silicones	3%	3%	(1)%	5%
Quartz	(11)%	—%	—%	(11)%

Silicones
Net sales in 2014 increased $100, or 5%, compared to 2013. Volume increases and price and mix shift positively impacted net sales by $61 and $55, respectively. Sales volumes were positively impacted by improved demand for our silicones products in the construction and automotive markets as a result of successful growth initiatives and economic improvement, primarily in Europe. Price and mix were positively impacted by higher sales of specialty grade products, specifically silanes, coatings and elastomers. These increases were partially offset by unfavorable exchange rate fluctuations of $16, which were primarily due to the strengthening of the U.S. dollar against the euro in 2014 as compared to 2013.
Segment EBITDA in 2014 increased by $16 to $257 compared to 2013. The increase was due to the increase in net sales discussed above, and was partially offset by raw material inflation, disruptions in plant operations and incremental transportation costs due to adverse weather conditions in early 2014, as well as the negative impact on our business resulting from the Chapter 11 proceedings.
Quartz
Net sales in 2014 decreased $22, or 11%, compared to 2013. The decrease was primarily due to a decrease in volumes, which were primarily due to decreased demand in the specialty solar market. Price and mix and exchange rate fluctuations were flat compared to 2013.
Segment EBITDA in 2014 decreased by $12 to $23 compared to 2013. The decrease was primarily due to the decrease in net sales discussed above, as well as decreased productivity in processing costs, and was partially offset by cost control and other operational efficiencies.
Corporate

Corporate charges increased by $4 to $42 compared to 2013, primarily due to higher compensation costs and costs to support initiatives in our information technology, human resources and environmental, health and safety functions.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	MPM HOLDINGS INC.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Segment EBITDA:
Silicones	$201	$44	$213	$241
Quartz	27	6	17	35
Corporate	(34)	(4)	(38)	(38)
Total	$194	$46	$192	$238

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(15)	$(46)	$(114)	$(12)
Unrealized gains (losses) on pension and postretirement benefits	16	(15)	—	—
Restructuring and other costs	(32)	(5)	(20)	(21)
Reorganization items, net	(8)	(3)	1,972	—
Total adjustments	(39)	(69)	1,838	(33)
Interest expense, net	(79)	(15)	(162)	(394)
Income tax expense	(13)	—	(36)	(104)
Depreciation and amortization	(153)	(22)	(147)	(171)
Gain on extinguishment and exchange of debt	7	—	—	—
Net (loss) income	$(83)	$(60)	$1,685	$(464)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Segment EBITDA:
Silicones	$201	$44	$213	$241
Quartz	27	6	17	35
Corporate	(33)	(4)	(38)	(38)
Total	$195	$46	$192	$238

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(15)	$(46)	$(114)	$(12)
Unrealized gains (losses) on pension and postretirement benefits	16	(15)	—	—
Restructuring and other costs	(32)	(5)	(20)	(21)
Reorganization items, net	(8)	(3)	1,972	—
Total adjustments	(39)	(69)	1,838	(33)
Interest expense, net	(79)	(15)	(162)	(394)
Income tax expense	(13)	—	(36)	(104)
Depreciation and amortization	(153)	(22)	(147)	(171)
Gain on extinguishment of debt	7	—	—	—
Net (loss) income	$(82)	$(60)	$1,685	$(464)
Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the year ended December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, these charges primarily represented net realized and unrealized foreign currency transaction losses and losses on the disposal of certain assets. For the predecessor period from January 1, 2014 through October 24, 2014, these charges also included losses on the disposal of certain assets. For the year ended December 31, 2013, these amounts primarily represented net unrealized derivative and foreign exchange losses, stock-based compensation and gains and losses from the disposal of certain assets.
Unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial gains (losses) recognized upon the remeasurement of our pension and postretirement benefit obligations, which after the Effective Date, are recognized in the Consolidated Statements of Operations, and were driven by a decrease in discount rates, other demographic assumptions and asset performance. Restructuring and other costs for all periods primarily included expenses from our restructuring and cost optimization programs. For the predecessor period from January 1, 2014 through October 24, 2014, these amounts also included costs associated with restructuring the Company’s capital structure incurred prior to the Bankruptcy Filing, and were partially offset by a gain related to a claim settlement. Reorganization items, net represented incremental costs incurred directly as a result of the Bankruptcy Filing. For the successor year ended December 31, 2015, successor period from October 25,, 2014 through December 31 2014, these amounts were primarily related to certain professional fees. For the predecessor period from January 1, 2014 through October 24, 2014, these amounts included certain professional fees, the $30 premium to the Backstop Commitment Agreement (the “BCA Commitment Premium”) and financing fees related to our debtor-in-possession credit facilities (the “DIP Facilities”), as well as the impact of the Reorganization Adjustments and the Fresh Start Adjustments (see Note 3 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K).

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations and funds available under the ABL Facility. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At December 31, 2015, we had $1,205 of indebtedness. In addition, at December 31, 2015, we had $434 in liquidity consisting of the following:
•$217 of unrestricted cash and cash equivalents (of which $158 is maintained in foreign jurisdictions); and

•
$217 of availability under the ABL Facility ($270 borrowing base, less $53 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

As part of the Bankruptcy Filing, we and certain of our subsidiaries obtained the DIP Facilities.  The DIP Facilities were used in part to repay in full the outstanding obligations under our existing ABL facility (the “Old ABL Facility”). The DIP Facilities were comprised of a $270 asset-based revolving loan (the “DIP ABL Facility”) and a $300 term loan (the “DIP Term Loan Facility”). In conjunction with our emergence from Chapter 11 bankruptcy, on October 24, 2014, the DIP Term Loan Facility was paid in full and terminated, and the DIP ABL Facility was converted into the ABL Facility.
In addition, supported by our strong balance sheet and specialties portfolio, we initiated a debt buyback program and repurchased approximately $19 in aggregate principal amount of our Second Lien Notes for approximately $10 with cash generated in the quarter. We recorded a net gain of $7 as a result of paying down this debt at less than its aggregate principal amount. The repurchased notes have been canceled, reducing the aggregate principal amount of the Second Lien Notes outstanding from $250 to $231.
Our net working capital (defined as accounts receivable and inventories less accounts payable) at December 31, 2015 and 2014 was $450 and $503, respectively. A summary of the components of our net working capital as of December 31, 2015 and 2014 is as follows:

	December 31, 2015	% of LTM Net Sales	December 31, 2014	% of LTM Net Sales
Accounts receivable	$292	13%	$324	13%
Inventories	381	17%	402	16%
Accounts payable	(223)	(10)%	(223)	(9)%
Net working capital	$450	20%	$503	20%
The decrease in net working capital of $53 from December 31, 2014 was due to exchange rate fluctuations of $22 due to the strengthening of the U.S. dollar against the euro and Japanese yen and due to longer payment terms with vendors following our emergence from Chapter 11.
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements. During 2015, we did not draw from our ABL Facility. As of December 31, 2015, we had no outstanding borrowings under the ABL Facility.
2016 Outlook
Following, and as a result of, our emergence from the Chapter 11 proceedings, we believe we are favorably positioned to fund our ongoing liquidity requirements. We believe that due to our businesses operating cash flows as well as our $433 of liquidity in the form of cash and our ABL facility, our long-term debt maturities in 2021 and 2022, and our annual debt service costs of approximately $57, our business has adequate capital resources to meet material commitments coming due during the next 12-month period. The additional liquidity provided by the rights offerings in connection with the Chapter 11 process (the “Rights Offerings”) and the impact of the Plan on our capital structure, resulting in reduced annual debt service obligations of approximately $240, increased our future operational and financial flexibility and left us well positioned to make strategic capital investments, leverage our leadership positions with both our customers and suppliers, optimize our portfolio and drive new growth programs. Our business is impacted by general economic and industrial conditions, including general industrial production, automotive builds, housing starts, construction activity, consumer spending and semiconductor capital equipment investment, and these factors could have negative effects to our liquidity. Our business has both geographic and end market diversity, which often reduces the impact of any one of these factors on our overall performance.
Capital spending in 2016 is expected to be approximately $135, of which approximately $55 relate to certain growth and productivity projects and we are continuing to focus on optimizing our working capital and expect it to be a source of cash in 2016.
Debt Repurchases and Other Transactions
From time to time, depending upon market, pricing and other conditions, as well as on our cash balances and liquidity, we or our affiliates may seek to acquire (and have acquired) notes or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. For example, in the fourth quarter of 2015, we repurchased $19 in aggregate principal amount of our Second Lien Notes for approximately $10, resulting in a net gain of $7. All repurchased notes were canceled at the time of repurchase, reducing the aggregate principal amount of these notes outstanding from $250 to $231. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges and other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.
Sources and Uses of Cash
Following are highlights from our Consolidated Statements of Cash Flows:

MPM HOLDINGS INC.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Sources (uses) of cash:
Operating activities	$128	$(3)	$(207)	$(150)
Investing activities	(116)	(17)	(18)	(88)
Financing activities	(10)	(1)	390	220
Effect of exchange rates on cash flow	(8)	(4)	(6)	(3)
Net (decrease) increase in cash and cash equivalents	$(6)	$(25)	$159	$(21)

MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Sources (uses) of cash:
Operating activities	$129	$(3)	$(207)	$(150)
Investing activities	(116)	(17)	(18)	(88)
Financing activities	(11)	(1)	390	220
Effect of exchange rates on cash flow	(8)	(4)	(6)	(3)
Net (decrease) increase in cash and cash equivalents	$(6)	$(25)	$159	$(21)
Operating Activities
In 2015, operations generated $128 and $129 of cash for Momentive and MPM, respectively. Net income of $83 and $82 for Momentive and MPM, respectively, included $147 of net non-cash income items, of which mainly $153 was for depreciation and amortization and $22 was for amortization of debt discount costs, offset primarily by $10 of unrealized foreign currency gains, $16 of unrealized gains related to the re-measurement and curtailment related to our pension liabilities and $7 related to gain on the extinguishment of debt. Net working capital generated $30 of cash, as opposed to $80 of cash used during the year ended December 31, 2014. This change was primarily driven by customer mix and timing of collections as well as a decrease in accounts payable due to longer payment terms with vendors following our emergence from Chapter 11. Changes in other assets and liabilities, due to/from affiliates and income taxes payable are driven by the timing of when items were expensed versus paid, which primarily included interest expense, pension plan contributions and taxes.
In 2014, operations used $210 of cash. Net income of $1,625 included $1,755 of net non-cash income items, of which $2,078 was for non-cash reorganization items, which were partially offset by other various non-cash expenses. These other non-cash expenses included $169 for depreciation and amortization, a $19 reclassification of DIP Facility financing fees to “Financing Activities”, a $15 non-cash charge for unrealized losses related to the re-measurement of our pension liabilities, $101 of unrealized foreign currency losses, $10 of deferred tax expense and $4 for the amortization of debt discount. Net working capital used $80 of cash, as opposed to $47 of cash used in the year ended December 31, 2013. This change was primarily driven by increases in sales volumes and the related impact on accounts receivable and inventory, as well as a decrease in accounts payable of $14. Changes in other assets and liabilities, due to/from affiliates and income taxes payable remained flat. These changes are driven by the timing of when items were expensed versus paid, which primarily included interest expense, pension plan contributions and taxes.

In 2013, operations used $150 of cash. Net loss of $464 included $364 of non-cash expense items, of which $171 was for depreciation and amortization, $81 was for the write-off of unamortized deferred financing costs, $86 was for deferred tax expense, $10 was for the amortization of debt discount and issuance costs and $12 was for unrealized foreign currency losses. Net working capital used $47 of cash, as compared to $7 of cash used in the year ended December 31, 2012. This change was primarily driven by the increase in sales volume and impact on accounts receivable, inventory and accounts payable. Changes in other assets and liabilities, due to/from affiliates and income taxes payable used cash of $3, and are driven by the timing of when items were expensed versus paid, which primarily included interest expense, taxes, pension plan contributions and restructuring expenses.
Investing Activities
In 2015, investing activities used S116 of cash. We spent $114 for ongoing capital expenditures (including capitalized interest) related to environmental, health and safety compliance and maintenance projects (of which $111 represented current year asset additions, with the remainder being the change in the accounts payable related to capital spending).
In 2014, investing activities used $88 of cash. We spent $96 for ongoing capital expenditures (including capitalized interest) related to environmental, health and safety compliance and maintenance projects (of which $87 represented current year asset additions, with the remainder being the change in the accounts payable related to capital spending). We also spent $2 on the acquisition of intangible assets. These expenditures were partially offset by the consolidation of Superholdco Finance Corp. (“Finco”), which provided a $50 increase in cash, as well as $12 in proceeds received from the sale of a subsidiary to Hexion.
In 2013, investing activities used $88 of cash. We spent $81 for ongoing capital expenditures (including capitalized interest) related to environmental, health and safety compliance and maintenance projects. We also spent $3 on the acquisition of intangible assets, and an increase in restricted cash used $5. These expenditures were partially offset by proceeds of $1 from the sale of certain assets.
Financing Activities
In 2015, financing activities used $10 and $11 of cash for Momentive and MPM, respectively, mainly due to the buyback of $19 in aggregate principal amount of our 4.69% Second-Priority Senior Secured Notes due 2022.
In 2014, financing activities provided $389 of cash. Proceeds from the Rights Offerings provided cash of $600. Net long-term debt repayments were $135, which primarily consisted of net repayments under the Old ABL Facility and a $75 revolving credit facility (the “Cash Flow Facility”), and net short-term debt repayments were $7. Additionally, the repayment of an affiliated loan in conjunction with various transactions with Finco used cash of $50. We also paid $19 in financing fees related to our DIP Facilities.
In 2013, financing activities provided $220 of cash. Net long-term debt borrowings were $132, which consisted primarily of net borrowings under the Old ABL Facility of $135. Net short-term debt repayments were $2. We also paid $12 in financing fees related to our Old ABL Facility, and received proceeds from a capital contribution of $102 from our parent.
At December 31, 2015, there were $53 in outstanding letters of credit and no borrowings outstanding under our $270 ABL Facility, leaving unused borrowing capacity of $217.
The credit agreement governing the ABL Facility contains various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our First Lien Notes and Second Lien Notes (collectively, the “notes”). In addition, the credit agreement governing the ABL Facility and the indentures governing our notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends. However, all of these restrictions are subject to exceptions.
There are certain restrictions on the ability of certain of our subsidiaries to transfer funds to the parent of such subsidiaries in the form of cash dividends, loans or otherwise, which primarily arise as a result of certain foreign government regulations or as a result of restrictions within certain subsidiaries’ financing agreements that limit such transfers to the amounts of available earnings and profits or otherwise limit the amount of dividends that can be distributed. In either case, we have alternative methods to obtain cash from these subsidiaries in the form of intercompany loans and/or returns of capital in such instances where payment of dividends is limited to the extent of earnings and profits.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2015 and are expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result, are asserting permanent reinvestment with respect to certain intercompany arrangements considered indefinite.
Covenants Under the ABL Facility and the Notes
The instruments that govern our indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and, under certain circumstances, the maintenance of a fixed charge coverage ratio, as further described below. Payment of borrowings under the ABL Facility and our notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreement governing the ABL Facility include the failure to pay principal and interest when due, a material breach of a representation or warranty, events of bankruptcy, a change of control and most covenant defaults. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.

The ABL Facility does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time was less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis and calculated as of the last day of the applicable fiscal quarter.
In addition to the financial maintenance covenant described above, we are also subject to certain incurrence tests under the indentures governing our notes that restrict our ability to take certain actions if we are unable to meet specified ratios. For instance, the indentures governing our notes contain an incurrence test that restricts our ability to incur indebtedness or make investments, among other actions, if we do not maintain an Adjusted EBITDA to Fixed Charges ratio (measured on a LTM basis) of at least 2.0 to 1.0. The Adjusted EBITDA to Fixed Charges ratio under the indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization or write-off of deferred financing costs, each measured on a LTM basis. The restrictions on our ability to incur indebtedness or make investments under the indentures that apply as a result, however, are subject to exceptions, including exceptions that permit indebtedness under the ABL Facility.
At December 31, 2015, we were in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
Adjusted EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring items and other adjustments calculated on a pro-forma basis, including the expected future cost savings from business optimization or other programs and the expected future impact of acquisitions, in each case as determined under the governing debt instrument. As we are highly leveraged, we believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA is not a defined term under U.S. GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges under the indentures should not be considered as an alternative to interest expense.
The following table reconciles Net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our indentures for the period presented:

Year Ended
December 31, 2015
Net loss	$(82)
Interest expense, net	79
Gain on the extinguishment of debt	(7)
Income tax expense	13
Depreciation and amortization	153
EBITDA	156
Adjustments to EBITDA:
Restructuring and other costs (a)	32
Reorganization items, net (b)	8
Unrealized gains on pension and postretirement benefits (c)	(16)
Pro forma cost savings from other initiatives (d)	30
Non-cash charges and other income and expense (e)	16
Exclusion of Unrestricted Subsidiary results (f)	(21)
Adjusted EBITDA	$205
Pro forma fixed charges (g)	$57
Ratio of Adjusted EBITDA to Fixed Charges (h)	3.60

(a)	Relates primarily to one-time payments for services and integration expenses, as well as costs related to restructuring our capital structure incurred prior to the Bankruptcy Filing.

(b)	Represents professional fees related to our reorganization.

(c)	Represents non-cash actuarial gains resulting from pension and postretirement liability remeasurements.

(d)
Represents estimated cost savings, on a pro forma basis, from initiatives not related to the Shared Services Agreement implemented or being implemented by management, including headcount reductions and indirect cost savings.

(e)
Non-cash charges and other income and expense includes the effects of unrealized foreign exchange transaction losses related to certain intercompany arrangements, stock-based compensation expense, unrealized derivative gains and losses and asset disposals.

(f)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under the ABL Facility and our indentures.

(g)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at December 31, 2015.

(h)
MPM’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless MPM has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of December 31, 2015, we were able to satisfy this test and incur additional indebtedness under these indentures.

Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2015. Our contractual cash obligations consist of legal commitments at December 31, 2015 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2016	2017	2018	2019	2020	2021 and beyond	Total
Operating activities:
Purchase obligations (1)	$118	$106	$100	$88	$82	$486	$980
Interest on fixed rate debt obligations	54	54	53	53	53	49	316
Operating lease obligations	15	11	7	6	5	15	59
Funding of pension and other postretirement obligations (2)	20	32	30	33	36		151
Financing activities:
Long-term debt, including current maturities (3)	36	—	—	—	—	1,331	1,367
Total	$243	$203	$190	$180	$176	$1,881	$2,873

(1)
Purchase obligations are comprised of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations.

(2)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 6% for the years 2016 – 2020 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 15 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

(3)	Long-term debt amounts above represent gross repayments, and are exclusive of any unamortized debt discounts.
The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2015. At December 31, 2015, we recorded unrecognized tax benefits and related interest and penalties of $40. We estimate that we will pay approximately $18 in 2016 for local, state and international income taxes. We expect non-capital environmental expenditures for 2016 through 2020 totaling $25. See Notes 13 and 14 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.
Critical Accounting Estimates
In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we have to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of these accounting policies require the application of significant judgment by management to select the appropriate assumptions to determine these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, actual results may differ significantly from estimated results. We base these judgments on our historical experience, advice from experienced consultants, forecasts and other available information, as appropriate. Our significant accounting policies are more fully described in Note 5 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates. Deferred tax assets are subject to valuation allowances based upon management's estimates of realizability.

At December 31, 2015 and 2014, we had valuation allowances of $419 and $309, respectively, against our deferred income tax assets. At December 31, 2015, we had a $243 valuation allowance against a portion of our net U.S. federal and state deferred tax assets, as well as a valuation allowance of $176 against a portion of our net foreign deferred income tax assets, primarily in Germany and Japan. At December 31, 2014, we had a $106 valuation allowance against all of our net U.S. federal and state deferred tax assets, as well as a valuation allowance of $203 against a portion of our net foreign deferred income tax assets, primarily in Germany. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period. This evidence is given more weight than our expectations of future profitability, which are inherently uncertain.
We considered all available evidence, both positive and negative, in assessing the need for a valuation allowance for deferred tax assets. The Company evaluated four possible sources of taxable income when assessing the realization of deferred tax assets:

•	Taxable income in prior carryback years;

•	Future reversal of existing taxable temporary differences;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carryforwards.
The accounting guidance for uncertainty in income taxes is recognized in the financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in its tax return. We also apply the guidance relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements.  Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2015 and 2014, we recorded unrecognized tax benefits and related interest and penalties of $40 and $56, respectively.
Pensions
The amounts that we recognize in our financial statements for pension benefit obligations are determined by actuarial valuations. Inherent in these valuations are certain assumptions, the more significant of which are:

•	The weighted average rate used for discounting the liability;

•	The weighted average expected long-term rate of return on pension plan assets;

•	The method used to determine market-related value of pension plan assets;

•	The weighted average rate of future salary increases; and

•	The anticipated mortality rate tables.
The discount rate reflects the rate at which pensions could be effectively settled. When selecting a discount rate, our actuaries provide us with a cash flow model that uses the yields of high-grade corporate bonds with maturities consistent with our anticipated cash flow projections.
The expected long-term rate of return on plan assets is determined based on the various plans’ current and projected asset mix. To determine the expected overall long-term rate of return on assets, we take into account the rates on long-term debt investments that are held in the portfolio, as well as expected trends in the equity markets, for plans including equity securities.
The rate of increase in future compensation levels is determined based on salary and wage trends in the chemical and other similar industries, as well as our specific compensation targets.
The mortality tables that are used represent the best estimated mortality projections for each particular country and reflect projected mortality improvements.
We believe the current assumptions used to estimate plan obligations and pension expense are appropriate in the current economic environment. However, as economic conditions change, we may change some of our assumptions, which could have a material impact on our financial condition and results of operations.
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), equity (“Equity”) and 2016 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at			Increase / (Decrease)
	December 31, 2015
	PBO	ABO	Equity	2016 Expense
Assumption:
Increase in discount rate of 0.5%	$(33)	$(31)	$33	$(1)
Decrease in discount rate of 0.5%	37	35	(37)	2
Increase in estimated return on assets of 1.0%				(2)
Decrease in estimated return on assets of 1.0%				$1
Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets
As events warrant, we evaluate the recoverability of long-lived assets, other than goodwill and other indefinite-lived intangibles, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying asset groups. Impairment indicators include, but are not limited to, a significant decrease in the market price of a long-lived asset; a significant adverse change in the manner in which the asset is being used or in its physical condition; a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset; or a current expectation that it is more likely than not that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. As a result, future decisions to change our manufacturing process, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could result in material impairment charges. Long-lived assets are grouped together at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of long-lived assets. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value. We do not have any indefinite-lived intangibles, other than goodwill.

We perform an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, we use a probability weighted market and income approach to estimate the fair value of the reporting unit. Our market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA multiple technique. Under this technique, estimated fair value is the result of a market based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. Our income approach is a discounted cash flow model. The discounted cash flow model requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Applying this discount rate to the multiyear projections provides an estimate of fair value for the reporting unit. The discounted cash flow model does not include cash flows related to interest payments and debt service, as the related debt has not been pushed down to the reporting unit level. Our reporting units include silicones and quartz. Our reporting units are one level below our operating segments for which discrete financial information is available and reviewed by segment management.

At October 1, 2015, the estimated fair value of each of our reporting units exceeded the carrying amount of their assigned assets (including goodwill) and liabilities by more than 10%.  It is possible that the conclusions regarding the impairment or recoverability of goodwill at either reporting unit could change in future periods if, for example, the reporting unit does not perform as projected, the results of strategic plans and certain cost saving initiatives are not fully achieved, or the overall economic or business conditions are worse than current assumptions (including inputs to the discount rate or market based EBITDA multiples).
Fresh Start Accounting
The application of fresh start accounting requires that the assets and liabilities of the successor entity be recorded at the date of the emergence at their respective fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, we may be required to value assets at fair value measures that do not reflect our intended use of those assets. The fair value of in-process research and development, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including, but not limited to, estimating future cash flows and developing appropriate discount rates. Accordingly, for significant items, we typically obtain assistance from third party valuation specialists. Fair value measurements can be highly subjective and the reasonable application may result in a range of alternative estimates using the same facts and circumstances. Any excess of the enterprise value over the estimated fair values of the net assets is recorded as goodwill. As a result, we adjusted the carrying value of goodwill to $224 which represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09 - Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption from the calendar year 2017 will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.
In January 2015, the FASB issued Accounting Standards Board Update No. 2015-01: Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items and removes the requirement to present extraordinary items separately on the income statement, net of tax. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-01 are not expected to have a significant impact on the Company’s financial statements.
In February 2015, the FASB issued Accounting Standards Board Update No. 2015-02: Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of fees paid to a decision maker or a service provider as variable interest, (iii) the effect of fee arrangements on the primary beneficiary determination, and (iv) the effect of related parties on the primary beneficiary determination. ASU 2015-02 simplifies the existing guidance by reducing the number of consolidation models from four to two, reducing the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and placing more emphasis on the risk of loss when determining a controlling financial interest. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-02 are not expected to have a significant impact on the Company’s financial statements.
In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest-Imputation of Interest (Subtopic 835-30)- Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. In August 2015, the FASB issued Accounting Standards Board Update No. 2015-15: Interest-Imputation of Interest (Subtopic 835-30)- Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides additional guidance regarding the SEC staff’s position on presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. Based on the current state of affairs, the Company expects that the adoption of the requirements of ASU 2015-03 and ASU 2015-15 will not impact its consolidated financial statements.
In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Inventory (Topic 330) - Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 has changed the measurement requirement of inventory within the scope of this guidance from lower of cost or market to the lower of cost and net realizable value. The guidance is also defining net realizable value as: the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and amendments to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the potential impact of ASU 2015-11 on its financial statements.
In September 2015, the FASB issued Accounting Standards Board Update No. 2015-16: Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer: (i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and (ii) record in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Therefore, ASU 2015-15 eliminates the requirement to retrospectively account for provisional adjustments recognized in a business combination. ASU 2015-16 also requires an entity to present separately on the face of the income statements or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period and amendments to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16, with earlier application permitted for financial statements that have not yet been made available for issuance, with impacts on the Company’s consolidated financial statements that may vary depending on each specific business combination.
In November 2015, the FASB issued Accounting Standards Board Update No. 2015-17: Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires deferred tax liabilities and assets, along with any related valuation allowance, to be classified as noncurrent in the Consolidated Balance Sheets. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The new guidance has been adopted on a prospective basis by the Company for the calendar year ended December 31, 2015.
In January 2016, the FASB issued Accounting Standards Board Update No. 2016-01: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 contains limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. ASU 2016-01 significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All other entities, including certain not-for-profit entities and employee benefit plans, will have an additional year, or may early adopt coincident with the public business entity effective date. The Company is currently assessing the potential impact of ASU 2015-11 on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from our normal business activities. These market risks principally involve the possibility of changes in interest rates, currency exchange rates or commodity prices that would adversely affect the value of our financial assets and liabilities or future cash flows and earnings. Market risk is the potential loss arising from adverse changes in market rates and prices.
Foreign Exchange Risk
Our international operations accounted for approximately 66% of our net sales in 2015 and 68% of our net sales in 2014 and 2013. As a result, we have significant exposure to foreign exchange risk related to transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is generally the related local currency.
We aim to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging foreign currency transactions when economically feasible. Our use of forward and option contracts is designed to protect our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. We do not attempt to hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. We do not speculate in foreign currency, nor do we hedge the foreign currency translation of our international businesses to the U.S. dollar for purposes of consolidating our financial results or other foreign currency net asset or liability positions. The counter-parties to our hedge contracts are financial institutions with investment-grade credit ratings.
Our foreign exchange risk is also mitigated because we operate in many foreign countries, which reduces the concentration of risk in any one currency. In addition, certain of our foreign operations have limited imports and exports, which reduces the potential impact of foreign currency exchange rate fluctuations.
Interest Rate Risk
As of December 31, 2015, none of our borrowings were at variable interest rates. If we make borrowings at variable interest rates in the future, we will be subject to the variations in interest rates in respect of our variable rate debt. Assuming the amount of our variable rate debt remains the same, an increase of 1% in the interest rates on our variable rate debt would increase our 2016 estimated debt service requirements by less than $1. While we may enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. See additional discussion about interest rate risk in Item 1A of Part I of this Annual Report on Form 10-K.

Following is a summary of our outstanding debt as of December 31, 2015 and 2014 (see Note 10 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2015 and 2014. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities.

	2015			2014
Year	Debt Maturities	Weighted Average Interest Rate	Fair Value	Debt Maturities	Weighted Average Interest Rate	Fair Value
2015				$38	4.1%	$38
2016	$36	4.1%	$36	—	—%	—
2017	—	—%	—	—	—%	—
2018	—	—%	—	—	—%	—
2019	—	—%	—	—	—%	—
2020	—	—%	—	—	—%	—
2021 and beyond	1,331	4.0%	873	1,350	4.0%	1,128
	$1,367		$909	$1,388		$1,166
Commodity Risk
We are exposed to price risks on raw material purchases. We pursue ways to diversify and minimize material costs through strategic raw material purchases, and through commercial and contractual pricing agreements and customer price adjustments. For our commodity raw materials, we have purchase contracts that have periodic price adjustment provisions. We rely on key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. Should any of our suppliers fail to deliver or should any key supply contracts be canceled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. Also, we will consider hedging strategies that minimize risk or reduce volatility when available.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements

Page Number
Consolidated Financial Statements of Momentive Holdings Inc. and Momentive Performance Materials Inc.
Consolidated Balance Sheets at December 31, 2015 and 2014	52
Consolidated Statements of Operations; year ended December 31, 2015; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and year ended December 31, 2013	53
Consolidated Statements of Comprehensive (Loss) Income; year ended December 31, 2015; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and year ended December 31, 2013	55
Consolidated Statements of Cash Flows; year ended December 31, 2015; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and year ended December 31, 2013	56
Consolidated Statements of Equity (Deficit); year ended December 31, 2015; successor period from October 25, 2014 through December 31, 2014; predecessor period from January 1, 2014 through October 24, 2014 and year ended December 31, 2013	58
Notes to Consolidated Financial Statements	60

Report of Independent Registered Public Accounting Firm	122
Schedule II - Valuation and Qualifying Accounts	126

CONSOLIDATED BALANCE SHEETS

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $4 and $5 at December 31, 2015 and December 31, 2014, respectively)	$221	$228	$221	$228
Accounts receivable (net of allowance for doubtful accounts of less than $1 at both December 31, 2015 and December 31, 2014)	292	324	292	324
Inventories:
Raw materials	143	144	143	144
Finished and in-process goods	238	258	238	258
Deferred income taxes (see Note 13)	—	33	—	33
Other current assets	48	60	48	60
Total current assets	942	1,047	942	1,047
Investment in unconsolidated entities	19	18	19	18
Deferred income taxes (see Note 13)	9	14	9	14
Other long-term assets	19	27	19	27
Property and equipment:
Land	73	75	73	75
Buildings	293	295	293	295
Machinery and equipment	875	799	875	799
	1,241	1,169	1,241	1,169
Less accumulated depreciation	(134)	(17)	(134)	(17)
	1,107	1,152	1,107	1,152
Goodwill (see Note 9)	211	218	211	218
Other intangible assets, net (see Note 9)	356	408	356	408
Total assets	$2,663	$2,884	$2,663	$2,884
Liabilities and Equity
Current liabilities:
Accounts payable	$223	$223	$223	$223
Debt payable within one year (See Note 10)	36	38	36	38
Interest payable	11	11	11	11
Income taxes payable (see Note 13)	5	7	5	7
Deferred income taxes (see Note 13)	—	18	—	18
Accrued payroll and incentive compensation	43	57	43	57
Other current liabilities	83	82	83	82
Total current liabilities	401	436	401	436
Long-term liabilities:
Long-term debt (see Note 10)	1,169	1,163	1,169	1,163
Pension liabilities (see Note 15)	333	352	333	352
Deferred income taxes (see Note 13)	70	98	70	98
Other long-term liabilities	64	66	64	66
Total liabilities	2,037	2,115	2,037	2,115
Commitments and contingencies (see Note 14)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,028,594 and 47,989,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 issued and outstanding at December 31, 2015 and 2014, respectively			—	—
Additional paid-in capital	861	857	860	857
Accumulated other comprehensive loss	(92)	(28)	(92)	(28)
Accumulated deficit	(143)	(60)	(142)	(60)
Total equity	626	769	626	769
Total liabilities and equity	$2,663	$2,884	$2,663	$2,884
See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013
(In millions)
Net sales	$2,289	$465	$2,011	$2,398
Cost of sales	1,894	402
Gross profit	395	63
Cost of sales, excluding depreciation and amortization			1,439	1,732
Selling, general and administrative expense	285	80	434	373
Depreciation and amortization expense	—	—	147	171
Research and development expense	65	13	63	70
Restructuring and other costs (see Note 6)	32	5	20	21
Other operating loss (income), net	2	(1)	—	—
Operating income (loss)	11	(34)	(92)	31
Interest expense, net (see Note 10)	79	15	162	394
Other non-operating expense, net	3	8	—	—
Gain on extinguishment of debt (see Note 10)	(7)	—	—	—
Reorganization items, net (see Note 4)	8	3	(1,972)	—
(Loss) income before income taxes and earnings from unconsolidated entities	(72)	(60)	1,718	(363)
Income tax expense (see Note 13)	13	—	36	104
(Loss) income before earnings from unconsolidated entities	(85)	(60)	1,682	(467)
Earnings from unconsolidated entities, net of taxes	2	—	3	3
Net (loss) income	$(83)	$(60)	$1,685	$(464)

Net loss per share:
Net loss per common share—basic	$(1.73)	$(1.25)	$16,850,000	$(4,640,000)
Net loss per common share—diluted	$(1.73)	$(1.25)	$16,850,000	$(4,640,000)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,015,685	47,989,000	100	100
Weighted average common shares outstanding—diluted	48,015,685	47,989,000	100	100

See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013
(In millions)
Net sales	$2,289	$465	$2,011	$2,398
Cost of sales	1,894	402
Gross profit	395	63
Cost of sales, excluding depreciation and amortization			1,439	1,732
Selling, general and administrative expense	284	80	434	373
Depreciation and amortization expense	—	—	147	171
Research and development expense	65	13	63	70
Restructuring and other costs (see Note 6)	32	5	20	21
Other operating loss (income), net	2	(1)	—	—
Operating income (loss)	12	(34)	(92)	31
Interest expense, net (see Note 10)	79	15	162	394
Other non-operating expense, net	3	8	—	—
Gain on extinguishment of debt (see Note 10)	(7)	—	—	—
Reorganization items, net (see Note 4)	8	3	(1,972)	—
(Loss) income before income taxes and earnings from unconsolidated entities	(71)	(60)	1,718	(363)
Income tax expense (see Note 13)	13	—	36	104
(Loss) income before earnings from unconsolidated entities	(84)	(60)	1,682	(467)
Earnings from unconsolidated entities, net of taxes	2	—	3	3
Net (loss) income	$(82)	$(60)	$1,685	$(464)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
MPM HOLDINGS INC.

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013
(In millions)
Net (loss) income	$(83)	$(60)	$1,685	$(464)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(63)	(29)	31	(6)
(Loss) gain recognized from pension and postretirement benefits	(1)	1	(71)	28
Reclassification adjustment for net fresh start gain related to accumulated other comprehensive income included in net (loss) income	—	—	(162)	—
Other comprehensive (loss) income	(64)	(28)	(202)	22
Comprehensive (loss) income	$(147)	$(88)	$1,483	$(442)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
MOMENTIVE PERFORMANCE MATERIALS INC.

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013
(In millions)
Net (loss) income	$(82)	$(60)	$1,685	$(464)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(63)	(29)	31	(6)
(Loss) gain recognized from pension and postretirement benefits	(1)	1	(71)	28
Reclassification adjustment for net fresh start gain related to accumulated other comprehensive income included in net (loss) income	—	—	(162)	—
Other comprehensive (loss) income	(64)	(28)	(202)	22
Comprehensive (loss) income	$(146)	$(88)	$1,483	$(442)

See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013
(In millions)
Cash flows provided (used) in operating activities
Net (loss) income	$(83)	$(60)	$1,685	$(464)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	153	22	147	171
Non-cash reorganization items	—	—	(2,078)	—
Write-off of unamortized deferred financing costs (see Note 5)	—	—	—	81
Gain on the extinguishment of debt (see Note 10)	(7)	—	—	—
Amortization of debt discount and issuance costs	22	4	—	10
DIP Facility financing fees included in net income	—	—	19	—
Unrealized actuarial (gains) losses	(13)	15	—	—
Deferred income tax (benefit) expense	(6)	(10)	20	86
Stock-based compensation expense	3	—	—	1
Pension curtailment gain	(3)	—	—	—
Unrealized foreign currency (gains) losses	(10)	2	99	12
Other non-cash adjustments	8	—	5	3
Net change in assets and liabilities:
Accounts receivable	17	4	(27)	(39)
Inventories	2	52	(95)	(1)
Accounts payable	11	(82)	68	(7)
Income taxes payable	(2)	1	—	6
Other assets, current and non-current	18	9	(6)	(15)
Other liabilities, current and non-current	18	40	(44)	6
Net cash provided by (used in) operating activities	128	(3)	(207)	(150)
Cash flows used in investing activities
Capital expenditures	(114)	(17)	(78)	(79)
Capitalized interest	(1)	—	(1)	(2)
Proceeds from sale of business (see Note 7)	—	—	12	—
Consolidation of variable interest entity (see Note 7)	—	—	50	—
Purchases of intangible assets	(3)	—	(2)	(3)
Change in restricted cash	—	—	—	(5)
Proceeds from sale of assets	2	—	1	1
Net cash used in investing activities	(116)	(17)	(18)	(88)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(1)	(1)	(6)	(2)
Borrowings of long-term debt	—	—	180	419
Repayments of long-term debt	(10)	—	(315)	(287)
Repayment of affiliated debt (see Note 7)	—	—	(50)	—
Common stock issuance proceeds (see Note 2)	1	—	600	—
Proceeds from capital contribution (see Note 7)	—	—	—	102
Long-term debt financing fees	—	—	—	(12)
DIP Facility financing fees	—	—	(19)	—
Net cash (used in) provided by financing activities	(10)	(1)	390	220
Increase (decrease) in cash and cash equivalents	2	(21)	165	(18)
Effect of exchange rate changes on cash	(8)	(4)	(6)	(3)
Cash and cash equivalents, beginning of period	223	248	89	110
Cash and cash equivalents, end of period	$217	$223	$248	$89
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$57	$1	$250	$299
Income taxes, net of refunds	21	3	12	13
Non-cash investing activity:
Capital expenditures included in accounts payable	$17	$20	$13	$29
Non-cash financing activity:
Non-cash capital contribution from parent (see Note 7)	$—	$—	$—	$7
Conversion of BCA Commitment Premium (see Note 2)	—	—	30	—
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013
(In millions)
Cash flows provided (used) in operating activities
Net (loss) income	$(82)	$(60)	$1,685	$(464)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	153	22	147	171
Non-cash reorganization items	—	—	(2,078)	—
Write-off of unamortized deferred financing costs (see Note 5)	—	—	—	81
Gain on the extinguishment of debt (see Note 10)	(7)	—	—	—
Amortization of debt discount and issuance costs	22	4	—	10
DIP Facility financing fees included in net income	—	—	19	—
Unrealized actuarial (gains) losses	(13)	15	—	—
Deferred income tax (benefit) expense	(6)	(10)	20	86
Stock-based compensation expense	3	—	—	1
Pension curtailment gain	(3)	—	—	—
Unrealized foreign currency losses	(10)	2	99	12
Other non-cash adjustments	8	—	5	3
Net change in assets and liabilities:
Accounts receivable	17	4	(27)	(39)
Inventories	2	52	(95)	(1)
Accounts payable	11	(82)	68	(7)
Income taxes payable	(2)	1	—	6
Other assets, current and non-current	18	9	(6)	(15)
Other liabilities, current and non-current	18	40	(44)	6
Net cash provided (used) in operating activities	129	(3)	(207)	(150)
Cash flows used in investing activities
Capital expenditures	(114)	(17)	(78)	(79)
Capitalized interest	(1)	—	(1)	(2)
Proceeds from sale of business (See Note 7)	—	—	12	—
Consolidation of variable interest entity (see Note 7)	—	—	50	—
Purchases of intangible assets	(3)	—	(2)	(3)
Change in restricted cash	—	—	—	(5)
Proceeds from sale of assets	2	—	1	1
Net cash used in investing activities	(116)	(17)	(18)	(88)
Cash flows (used in) provided by financing activities
Net short-term debt repayments	(1)	(1)	(6)	(2)
Borrowings of long-term debt	—	—	180	419
Repayments of long-term debt	(10)	—	(315)	(287)
Repayment of affiliated debt (see Note 7)	—	—	(50)	—
Proceeds from Rights Offerings (see Note 2)	—	—	600	—
Proceeds from capital contribution (see Note 7)	—	—	—	102
Long-term debt financing fees	—	—	—	(12)
DIP Facility financing fees	—	—	(19)	—
Net cash (used in) provided by financing activities	(11)	(1)	390	220
Increase (decrease) in cash and cash equivalents	2	(21)	165	(18)
Effect of exchange rate changes on cash	(8)	(4)	(6)	(3)
Cash and cash equivalents, beginning of period	223	248	89	110
Cash and cash equivalents, end of period	$217	$223	$248	$89
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$57	$1	$250	$299
Income taxes, net of refunds	21	3	12	13
Non-cash investing activity:
Capital expenditures included in accounts payable	$17	$20	$13	$29
Non-cash financing activity:
Non-cash capital contribution from parent (see Note 7)	$—	$—	$—	$7
Conversion of BCA Commitment Premium (see Note 2)	—	—	30	—
See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total (Deficit) Equity
	Shares	Amount
Predecessor
Balance at December 31, 2012		—	606	(1,934)	180	(1,148)
Net loss		—	—	(464)	—	(464)
Other comprehensive income		—	—	—	22	22
Stock-based compensation expense		—	1	—	—	1
Capital contribution from parent		—	102	—	—	102
Non-cash capital contribution from parent		—	7	—	—	7
Balance at December 31, 2013		—	716	(2,398)	202	(1,480)
Net income		—	—	1,685	—	1,685
Other comprehensive loss		—	—	—	(40)	(40)
Sale of business to related party (see Note 7)		—	(3)	—	—	(3)
Cancellation of Predecessor Company equity (see Note 3)		—	(713)	713	(162)	(162)
Balance at October 24, 2014		$—	$—	$—	$—	$—
Successor
Issuance of Successor Company common stock (see Notes 2 and 3)	47,989,000	$—	$857	$—	$—	$857
Balance at October 25, 2014		$—	$857	$—	$—	$857
Net loss		—	—	(60)	—	(60)
Other comprehensive loss		—	—	—	(28)	(28)
Balance as of December 31, 2014	47,989,000	$—	$857	$(60)	$(28)	$769
Net loss				$(83)		(83)
Other comprehensive loss					(64)	(64)
Stock-based compensation expense			3			3
Proceeds from sale of common stock	39,594	—	1			1
Balance as of December 31, 2015	48,028,594	$—	$861	$(143)	$(92)	$626
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total (Deficit) Equity
Predecessor
Balance at December 31, 2012	—	606	(1,934)	180	(1,148)
Net loss	—	—	(464)	—	(464)
Other comprehensive income	—	—	—	22	22
Stock-based compensation expense	—	1	—	—	1
Capital contribution from parent	—	102	—	—	102
Non-cash capital contribution from parent	—	7	—	—	7
Balance at December 31, 2013	—	716	(2,398)	202	(1,480)
Net income	—	—	1,685	—	1,685
Other comprehensive loss	—	—	—	(40)	(40)
Sale of business to related party (see Note 7)	—	(3)	—	—	(3)
Cancellation of Predecessor Company equity (see Note 3)	—	(713)	713	(162)	(162)
Balance at October 24, 2014	$—	$—	$—	$—	$—
Successor
Issuance of Successor Company common stock (see Notes 2 and 3)	$—	$857	$—	$—	$857
Balance at October 25, 2014	$—	$857	$—	$—	$857
Net loss	—	—	(60)	—	(60)
Other comprehensive loss	—	—	—	(28)	(28)
Balance as of December 31, 2014	$—	$857	$(60)	$(28)	$769
Net loss			$(82)		$(82)
Other comprehensive loss				(64)	$(64)
Capital contribution from parent		3			$3
Balance as of December 31, 2015	$—	$860	$(142)	$(92)	$626
See Notes to Consolidated Financial Statements

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
Notes to Consolidated Financial Statements
(In millions, except share data)
1. Business and Basis of Presentation
Based in Waterford, New York, Momentive Performance Materials Inc. (the “Company” or “MPM”), is comprised of two reportable segments: Silicones and Quartz. Silicones is a global business engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. Quartz, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials.
As a result of the Company’s reorganization and emergence from Chapter 11 bankruptcy on October 24, 2014 (the “Effective Date”), the Company’s direct parent became MPM Intermediate Holdings Inc., a holding company and wholly owned subsidiary of MPM Holdings Inc. (“Momentive”), the ultimate parent entity of MPM. Prior to its reorganization, the Company, through a series of intermediate holding companies, was controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and subsidiaries, “Apollo”).
Upon emergence from bankruptcy on the Effective Date, the Company adopted fresh start accounting which resulted in the creation of a new entity for financial reporting purposes. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the Consolidated Financial Statements on or after October 24, 2014 are not comparable with the Consolidated Financial Statements prior to that date. Refer to Note 2 for additional information.

References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to October 24, 2014. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to October 24, 2014.

During the three months ended December 31, 2015, the Company recorded out-of-period adjustments totaling approximately $3.  A $2 adjustment related to property taxes should have been originally recorded in each of the second and third quarters of 2015 ($1). The remaining $1 adjustment related to income taxes and should have been originally recorded in the second quarter of 2015. The adjustments decreased pretax income and net income for the three months ended December 31, 2015 by $2 and $3, respectively. After evaluating the quantitative and qualitative aspects of the adjustments, the Company concluded the effect of these adjustments was not material to any previously issued consolidated financial statements or the annual results for 2015.

2. Emergence From Chapter 11 Bankruptcy
On April 13, 2014 (the “Petition Date”), Momentive Performance Materials Holdings Inc. (the Company’s direct parent prior to October 24, 2014, “Old MPM Holdings”), the Company, and certain of our U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Chapter 11 proceedings were jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. The Company continued to operate its businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.
On June 23, 2014, the Company filed with the Court an amended version of the Chapter 11 plan of reorganization proposed by the Debtors (as amended, supplemented, or modified, the “Plan”) and accompanying disclosure statement (the “Disclosure Statement”). On the Effective Date, the Plan became effective and the Company emerged from the Chapter 11 proceedings.

On or following the Effective Date, and pursuant to the terms of the Plan, the following occurred:

•
payment in full in cash to general unsecured creditors (including trade creditors) and holders of claims arising from the $75 senior secured revolving credit facility (the “Cash Flow Facility”) and the $300 senior secured debtor-in-possession term loan facility (the “DIP Term Loan Facility”);

•	conversion of the Company’s then-existing asset-based revolving facility into an exit $270 asset-based revolving facility (the “ABL Facility”);

•
issuance of new 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and new 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”) to holders of the Company’s 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”) and 10% Senior Secured Notes due 2020 (the “Old Secured Notes”), respectively, and the cancellation of the Old First Lien Notes and the Old Secured Notes;

•
conversion of the Company’s 9.00% Springing Lien Dollar Notes due 2021 and 9.50% Springing Lien Euro Notes due 2021 (collectively, “Old Second Lien Notes”) into the new equity of the Successor Company (resulting in the issuance of 11,791,126 shares of common stock), subject to dilution by the management incentive plan and common stock issued in the rights offerings;

•
issuance of 36,197,874 shares of Successor Company common stock (including shares issued in connection with the backstop commitment of the rights offerings (the “Backstop Commitment”)) resulting from the exercise of subscription rights issued to holders of the Old Second Lien Notes in the $600 rights offerings and the “commitment premium” paid in shares to the backstop parties in respect of their backstop commitment;

•
exchange of all shares of Successor Company common stock for common stock of MPM Holdings Inc. and the contribution by MPM Holdings Inc. of all shares of the Successor Company common stock to its wholly-owned subsidiary, MPM Intermediate Holdings Inc., a result of which the Company became a wholly owned subsidiary of MPM Intermediate Holdings Inc.;

•	cancellation of the equity of the Predecessor Company;

•	cancellation of the Company’s 11.5% Senior Subordinated Notes due 2016 (the “Subordinated Notes”);

•
a recovery to the holders of Old MPM Holdings’ 11% Senior Discount Note due June 4, 2017 (“PIK Notes”) of $9, which represents the amount of the cash available at Old MPM Holdings as of the Effective Date, after taking into account administrative expenses; and

•	appointment of a new chief executive officer, chief financial officer and general counsel.
Backstop Commitment Agreement and Rights Offerings
Backstop Commitment Agreement
On May 9, 2014, the Company entered into the Backstop Commitment Agreement, as subsequently amended (the “BCA”), among the Company, Old MPM Holdings, and the commitment parties party thereto (the “Commitment Parties,” and each individually, a “Commitment Party”). The BCA provided that upon the satisfaction of certain terms and conditions, including the confirmation of the Plan, the Company would have the option to require each Commitment Party to purchase from the Company (on a several and not joint basis) its pro rata portion, based on such Commitment Party’s backstop commitment percentage, of the common stock of the reorganized Company (the “New Common Stock”) that is not otherwise purchased in connection with the Rights Offerings (described below) which were made in connection with the Plan (the “Unsubscribed Shares”). In consideration for their commitment to purchase the Unsubscribed Shares, the Commitment Parties received a commitment premium equal to $30 (the “BCA Commitment Premium”). The BCA Commitment Premium was payable in shares of New Common Stock; provided, that, if the BCA was terminated under certain circumstances, the BCA Commitment Premium would have been payable in cash. Pursuant to the terms of the BCA, the BCA Commitment Premium was deemed earned, nonrefundable and non-avoidable upon entry of the approval order by the Court.
The Company had recognized a $30 liability for the BCA Commitment Premium under the guidance for accounting for liability instruments. This amount is included in “Reorganization items, net” in the Consolidated Statements of Operations. Upon application of fresh-start accounting (see Note 3), on October 24, 2014, the BCA Commitment Premium was converted to equity in the Consolidated Balance Sheets.
The Company has agreed to reimburse the Commitment Parties for all reasonable fees and expenses incurred in connection with, among other things, the negotiation, preparation and implementation of the Rights Offerings, the Plan and any related efforts. In addition, the BCA requires that the Company and the other Debtors indemnify the Commitment Parties for certain losses, claims, damages, liabilities, costs and expenses arising out of or in connection with the BCA, the Plan and the related transactions. On June 23, 2014, the Court found that the terms and conditions of MPM’s Restructuring Support Agreement were fair, reasonable and the best available to the Debtors under the circumstances, and issued an order authorizing and directing the Debtors to enter into, execute, deliver and implement the BCA.The Court’s Order approving the Plan, entered on September 11, 2014, also requires the Company and the Debtors to indemnify the Commitment Parties for all fees, expenses, costs and liabilities incurred in connection with certain cases. The indenture trustees for the Old First Lien Notes and the Old Secured Notes commenced actions against certain of the Commitment Parties for alleged breaches of the applicable intercreditor agreement governing the rights and priorities of such parties.
Rights Offerings
On the Effective Date, all previously issued and outstanding shares of the Predecessor Company’s common stock were canceled, as were all other previously issued and outstanding equity interests. On the Effective Date, the Company issued 7,475,000 shares (the “1145 Rights Offering Stock”) of a new class of common stock, par value $0.01 per share, of the Company (the “New Common Stock”) pursuant to the rights offering under Section 1145 of the Bankruptcy Code (the “Section 1145 Rights Offering”) and 26,662,690 shares (the “4(a)(2) Rights Offering Stock”) of New Common Stock pursuant to the rights offering under section 4(a)(2) (the “4(a)(2) Rights Offering”) of the Securities Act of 1933, as amended (the “Securities Act). Additionally, the Company issued 2,060,184 shares of New Common Stock pursuant to the Backstop Commitment, including 1,475,652 shares of New Common Stock issued as consideration for the BCA Commitment Premium. A portion of the 1145 Rights Offering Stock issued to the Commitment Parties, and all of the 4(a)(2) Rights Offering Stock, are restricted securities under the Securities Act, and may not be offered, sold or otherwise transferred except in accordance with applicable restrictions. In addition, upon effectiveness of the Plan, the Company issued 11,791,126 shares of New Common Stock to holders of the Second Lien Notes pursuant to the Second Lien Notes Equity Distribution. Collectively, the Section 1145 Rights Offering and the 4(a)(2) Rights Offering are referred to as the “Rights Offerings”.
In accordance with the Plan, all shares of New Common Stock were automatically exchanged for one share of common stock, par value $0.01 per share, of Momentive, which contributed the shares of New Common Stock to its wholly-owned subsidiary, MPM Intermediate Holdings. As a result, the Company is a wholly owned subsidiary of MPM Intermediate Holdings.

The shares of New Common Stock described above were exempt from registration under the Securities Act pursuant to (i) Section 1145 of the Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities under a plan of reorganization, and/or (ii) Section 4(a)(2) of the Securities Act because the issuance did not involve any public offering.
Registration Rights Agreement
On October 24, 2014, in connection with the emergence from Chapter 11, Momentive entered into a registration rights agreement with certain of its stockholders (the “Registration Rights Agreement”), which provides the stockholders party thereto certain registration rights.
Under the Registration Rights Agreement, Momentive is required to file a shelf registration statement (on Form S-3 if permitted) and use its reasonable best efforts to cause the registration statement to become effective for the benefit of all stockholders party to the Registration Rights Agreement. Any individual holder or holders of Momentive’s outstanding common stock party thereto can demand an unlimited number of “shelf takedowns,” which may be conducted in underwritten offerings so long as the total offering size is reasonably expected to exceed $50. To satisfy its obligations under the Registration Rights Agreement, Momentive filed a registration statement on Form S-1 (File No. 333-201338) on December 31, 2014, which became effective on July 2, 2015.
Each holder or holders party to the Registration Rights Agreement who own at least 10% of Momentive’s outstanding common stock, or held at least 10% of Momentive’s common stock as of the date of the Registration Rights Agreement and could reasonably be considered our affiliate, have Form S-1 demand registration rights, which may be conducted in an underwritten offering, as long as the total offering price is reasonably expected to be at least $50, and which may not exceed two in any six month period or eight in total, subject to certain exceptions and to customary cutback provisions. In addition, a holder of at least 10% of Momentive’s common stock has unlimited Form S-3 demand registration rights, which may be conducted in underwritten offerings, as long as the total offering price is reasonably expected to be at least $50, subject to customary cutback provisions.
Each stockholder party to the Registration Rights Agreement has unlimited piggyback registration rights with respect to underwritten offerings, subject to certain exceptions and limitations.
The foregoing registration rights are subject to certain cutback provisions and customary suspension/blackout provisions. We have agreed to pay all registration expenses under the Registration Rights Agreement. In connection with the registrations described above, Momentive has agreed to indemnify the stockholders against certain liabilities.
The Registration Rights Agreement also contains certain holdback agreements that apply to each stockholder party to the Registration Rights Agreement. Generally, without Momentive’s prior consent and subject to limited exceptions, the stockholders party to the Registration Rights Agreement have agreed to, if requested, enter into an agreement not to publicly sell or distribute Momentive’s equity securities beginning ten days prior to the pricing of Momentive’s initial public offering for the 180-day period following the closing date of Momentive’s initial public offering and, if participating in a future shelf takedown or other underwritten public offering, beginning ten days prior to the pricing of that offering and for the 90-day period following the closing date of such offering.
3. Fresh Start Accounting
In connection with the Company’s emergence from Chapter 11, the Company applied the provisions of fresh start accounting to its financial statements as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of the Company’s assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting as of October 24, 2014.

Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represented the fair value of the Successor Company’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets was reported as goodwill.
Reorganization Value
In support of the Plan, the enterprise value of the Successor Company was estimated to be in the range of $2.0 billion to $2.4 billion as of the Effective Date. Based on the estimates and assumptions used in determining the enterprise value, as further discussed below, the Company estimated the enterprise value to be $2.2 billion, which was approved by the Court.

The Company estimated the enterprise value of the Successor Company utilizing the discounted cash flow method. To estimate fair value utilizing the discounted cash flow method, the Company established an estimate of future cash flows based on the financial projections and assumptions utilized in the Company’s disclosure statement, which were derived from earnings forecasts and assumptions regarding growth and margin projections. A terminal value was included, and was calculated using the constant growth method based on the projected cash flows of the final year of the forecast period.
The discount rate of 11% was estimated based on an after-tax weighted average cost of capital (“WACC”) reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company-specific risk premium, reflecting the risk associated with the overall uncertainty of the financial projections used to estimate future cash flows.
The fair value of debt obligations represents $36 of debt payable within one year and $1,166 of long-term debt. The fair value of long-term debt was determined based on a market approach utilizing current market yields, and was estimated to be approximately 87% of par value.

The fair value of pension liabilities was determined based upon assumptions related to discount rates and expected return on assets, as well as certain other assumptions related to various demographic factors.
The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date:

Enterprise value	$2,200
Plus: Excess cash and cash equivalents	80
Plus: Excess working capital	124
Plus: Fair value of non-debt and non-pension liabilities	646
Reorganization value of Successor assets	$3,050
The fair value of non-debt liabilities represents total liabilities of the Successor Company on the Effective Date, less debt payable within one year, long-term debt and pension and postretirement benefit obligations.
Consolidated Statement of Financial Position
The adjustments set forth in the following consolidated Balance Sheet reflect the effect of the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh-start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions or inputs.

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
Assets
Current assets:
Cash and cash equivalents	$162	$91	(a)	$—		$253
Accounts receivable	335	—		—		335
Inventories:
Raw materials	131	—		3	(a)	134
Finished and in-process goods	315	—		15	(a)	330
Deferred income taxes	9	56	(b)	(11)	(b)	54
Other current assets	74	—		—		74
Total current assets	1,026	147		7		1,180
Investment in unconsolidated entities	10	—		8	(c)	18
Deferred income taxes	4	—		5	(b)	9
Other long-term assets	24	—		—		24
Property and equipment:
Land	71	—		8	(d)	79
Buildings	371	—		(74)	(d)	297
Machinery and equipment	1,479	—		(684)	(d)	795
	1,921	—		(750)		1,171
Less accumulated depreciation	(1,050)	—		1,050	(d)	—
	871	—		300		1,171
Goodwill	358	—		(134)	(e)	224
Other intangible assets, net	398	—		26	(f)	424
Total assets	$2,691	$147		$212		$3,050
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$260	$38	(c)	$—		$298
Debt payable within one year	1,850	(1,814)	(d)	—		36
Interest payable	6	(6)	(e)	—		—
Income taxes payable	5	—		—		5
Deferred income taxes	9	—		9	(g)	18
Accrued payroll and incentive compensation	44	12	(f)	—		56
Other current liabilities	86	(25)	(g)	6	(h)	67
Total current liabilities	2,260	(1,795)		15		480
Long-term liabilities:
Long-term debt	7	1,159	(h)	—		1,166
Pension liabilities	133	165	(i)	41	(h)	339
Deferred income taxes	55	57	(j)	28	(g)	140
Other long-term liabilities	54	9	(k)	5	(i)	68
Liabilities subject to compromise	2,026	(2,026)	(l)	—		—
Total liabilities	4,535	(2,431)		89		2,193
(Deficit) Equity
Common stock (Successor)	—	—	(m)	—		—
Additional paid-in capital (Successor)	—	857	(m)	—		857
Common stock (Predecessor)	—	—	(n)	—		—
Additional paid-in capital (Predecessor)	713	(713)	(n)	—		—
Accumulated other comprehensive income	211	—		(211)	(j)	—
(Accumulated deficit) retained earnings	(2,768)	2,434	(o)	334	(j)	—
Total (deficit) equity	(1,844)	2,578		123		857
Total liabilities and (deficit) equity	$2,691	$147		$212		$3,050

Reorganization Adjustments

(a)	Reflects the net cash received as of the Effective Date from implementation of the Plan:

Sources:
Proceeds from the Rights Offerings	$600
Uses:
Claims paid at emergence	(11)
Repayment of DIP Term Loan	(300)
Repayment of DIP ABL Facility	(144)
Repayment of Cash Flow Facility	(20)
Other fees and expenses	(34)
Total uses	(509)
Net cash received	$91
Other fees and expenses primarily represent $6 of accrued and unpaid interest and $28 for success and other professional fees which is included in “Reorganization items, net” in the Consolidated Statements of Operations. A portion of the net cash received has been earmarked for future use and was not paid out on the Effective Date.

(b)
Represents the deferred tax asset impact of the reorganization adjustments, resulting from recognizing certain reorganization costs deductible in future periods in addition to the change in valuation allowance resulting from the tax attribute reduction.

(c)
Represents $53 of claims expected to be satisfied in cash that were reclassified from “Liabilities subject to compromise”. Also represents the payment of $21 of previously accrued professional fees related to the Bankruptcy Filing and the accrual of an additional $6 of success fees.

(d)
On the Effective Date, the Company repaid $300 in outstanding DIP Term Loans, $144 in outstanding borrowings under the DIP ABL Facility and $20 in outstanding borrowings under the Cash Flow Facility in full, and issued replacement notes to holders of the $1,100 in outstanding Old First Lien Notes and $250 in outstanding Old Second Lien Notes (which are classified as “Long-term debt”). The Company’s Senior Subordinated Notes were canceled on account of the subordination provisions set forth in the indenture to such notes.

(e)	On the Effective Date, the Company repaid $6 of accrued unpaid interest.

(f)	Represents $12 of accrued incentive compensation expected to be satisfied in cash that was reclassified from “Liabilities subject to compromise”.

(g)	Represents the reclassification of the BCA Commitment Premium of $30 to equity, partially offset by $5 of other current liabilities that were reclassified from “Liabilities subject to compromise”.

(h)
Represents the issuance of replacement notes to holders of the $1,100 in outstanding Old First Lien Notes due 2021 and $250 in outstanding Old Second Lien Notes due 2022. The replacement notes were recorded at estimated fair value, which was determined based on a market approach utilizing current market yields.

(i)	Represents $165 of pension liabilities that were reclassified from “Liabilities subject to compromise”.

(j)
Represents the deferred tax liability impact of the reorganization adjustments, resulting from the reduction of the Company’s tax attributes and tax basis of fixed assets and intangibles as a result of the cancellation of debt excluded from taxable income, net of valuation allowance previously recorded.

(k)	Represents $9 of other long-term liabilities that were reclassified from “Liabilities subject to compromise”.

(l)     Liabilities subject to compromise were settled as follows in accordance with the Plan:

Liabilities subject to compromise (“LSTC”)	$2,026
Cash payments at emergence from LSTC	(11)
Liabilities reinstated at emergence:
Pension liabilities	(165)
Accounts payable	(53)
Accrued payroll and incentive compensation	(12)
Other current liabilities	(5)
Other long-term liabilities	(9)
Total liabilities reinstated at emergence	(244)
Fair value of equity issued at emergence	(227)
Gain on settlement of LSTC	$1,544

(m)	Reflects the issuance of 47,989,000 shares of New Common Stock pursuant to the Rights Offerings, Second Lien Notes Equity Distribution and Backstop Commitment.

(n)	Reflects the cancellation of Predecessor Company equity to accumulated deficit.

(o)	Reflects the cumulative impact of the reorganization adjustments discussed above:

Gain on settlement of LSTC	$1,544
Fair value adjustments to debt	191
Success and other fees recognized at emergence	(13)
Net gain on reorganization adjustments	1,722
Tax impact on reorganization adjustments	(1)
Cancellation of Predecessor Company equity	713
Net impact to Accumulated deficit	$2,434
The net gain on reorganization adjustments has been included in “Reorganization items, net” in the Consolidated Statements of Operations.
Fresh Start Adjustments

(a)	Reflects the adjustments made to record inventories at their estimated fair value, which was determined as follows:

•
Fair value of finished goods inventory was determined based on the estimated selling price less costs to sell, including disposal and holding period costs, and a reasonable profit margin on the selling and disposal effort.

•
Fair value of in-process goods inventory was determined based on the estimated selling price once completed less total costs to complete the manufacturing effort, costs to sell, including disposal and holding period costs, and a reasonable profit margin on the remaining manufacturing, selling and disposal effort.

•	Fair value of raw materials inventory was determined based on current replacement costs.

(b)	Represents the deferred tax asset impact of the fresh start adjustments, resulting from the recognition of deductible goodwill in the U.S. and foreign jurisdictions, net of valuation allowance.

(c)
Reflects the adjustment made to record the Company’s ownership interest in Zhejiang Xinan Momentive Performance Materials Co., Ltd, a joint venture in China which manufactures siloxane, at its estimated fair value.

(d)
Reflects the adjustments made to record property, plant and equipment at its estimated fair value. Depreciable lives were also revised to reflect the remaining estimated useful lives of the related property, plant and equipment which range from 1 to 40 years. Fair value was determined as follows:

•
The market, sales comparison or trended cost approach was utilized to estimate fair value for land and buildings. This approach relies upon recent sales, offerings of similar assets or a specific inflationary adjustment to original purchase price to arrive at a probable selling price.

•
The cost approach was utilized to estimate fair value for machinery and equipment. This approach considers the amount required to construct or purchase a new asset of equal utility at current market prices, with adjustments in value for physical deterioration and functional and economic obsolescence. Physical deterioration is an adjustment made in the cost approach to reflect the real operating age of an asset with regard to wear and tear, decay and deterioration that is not prevented by maintenance. Functional obsolescence is an adjustment made to reflect the loss in value or usefulness of an asset caused by inefficiencies or inadequacies of the asset, as compared to a more efficient or less costly replacement asset with newer technology. Economic obsolescence is an adjustment made to reflect the loss in value or usefulness of an asset due to factors external to the asset, such as the economics of the industry, reduced demand, increased competition or similar factors. The estimated fair value of machinery and equipment reflects an economic obsolescence adjustment of $343.

Depreciable lives were revised to reflect the remaining estimated useful lives as follows (in years):

Buildings	10 to 40 years
Machinery and equipment	1 to 20 years

(e)
Reflects the adjustments made to record the elimination of the Predecessor goodwill balance of $358 and to record Successor goodwill of $224, which represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets.

(f)
Reflects the adjustments made to write-off Predecessor other intangible assets of $398 and to record $424 in estimated fair value of Successor other intangible assets. Fair value was comprised of the following:

•Trademarks of $60 were valued using the relief from royalty income approach based on the following significant assumptions:

i)	Forecasted net sales attributable to the trademarks for the period ranging from October 24, 2014 to December 31, 2033;

ii)	Royalty rates ranging from 0.25% to 1.5% of expected net sales determined with regard to comparable market transactions and profitability analysis;

iii)	Discount rates ranging from 12.0% to 14.0%, which were based on the after-tax weighted average cost of capital (“WACC”); and

iv)	Economic lives ranging from 6 to 11 years.

•	Technology based intangible assets of $105 were valued using the relief from royalty income approach based on the following significant assumptions:

i)	Forecasted net sales attributable to the respective technologies for the period ranging from October 24, 2014 to December 31, 2033;

ii)
Royalty rates ranging from 1.0% to 3.5% of expected net sales determined with regard to expected cash flows of the respective technologies and the overall importance of respective technologies to product offering;

iii)	Discount rates ranging from 12.0% to 14.0%, which were based on the after-tax WACC; and

iv)	Economic lives ranging from 8 to 11 years.

•
Customer related intangible assets of $223 were valued using the multi-period excess earnings income approach, incorporating distributor inputs, and were based on the following significant assumptions:

i)	Forecasted net sales and profit margins attributable to the current customer base for the period ranging from October 24, 2014 to December 31, 2034;

ii)	Attrition rates ranging from 5.0% to 15.0%;

iii)	Discount rates ranging from 14.0% to 15.0%, which were based on the after-tax WACC; and

iv)	Economic lives ranging from 6 to 13 years.

•	In-process research and development (“IPR&D”) of $36 was valued using a cost approach based on the following significant assumptions:

i)	The estimated cost to recreate the respective IPR&D projects, incorporating a margin based on a reasonable developer’s profit; and

ii)	An indefinite economic life until the respective IPR&D projects are completed and placed in service, at which time each project will be assigned an estimated useful life.

(g)
Represents the deferred tax liability impact of the fresh start adjustments, resulting primarily from the book adjustment made to property, plant, and equipment that increases the future taxable temporary differences recorded net of valuation allowances.

(h)
Reflects the adjustment made to remeasure pension liabilities, which was determined based upon assumptions related to discount rates and expected return on assets, as well as certain other assumptions related to various demographic factors. The resulting adjustment was recoded in “Other comprehensive loss” in the Predecessor Company’s Consolidated Statement of Other Comprehensive Income.

(i)	Primarily reflects the adjustment made to record certain environmental liabilities at estimated fair value.

(j)	Reflects the cumulative impact of the fresh start accounting adjustments discussed above and the elimination of the Predecessor Company’s accumulated other comprehensive income:

Establishment of Successor goodwill	$224
Elimination of Predecessor goodwill	(358)
Establishment of Successor other intangible assets	424
Elimination of Predecessor other intangible assets	(398)
Property, plant and equipment fair value adjustment	300
Pension liability remeasurement adjustment	(47)
Other assets and liabilities fair value adjustment	21
Elimination of Predecessor Company accumulated other comprehensive income	211
Net gain on fresh start adjustments	377
Tax impact on fresh start adjustments	(43)
Net impact on accumulated deficit	$334
The net gain on fresh start adjustments has been included in “Reorganization items, net” in the Consolidated Statements of Operations.
4. Reorganization Items, Net
Incremental costs incurred directly as a result of the Bankruptcy Filing, gains on the settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments are classified as “Reorganization items, net” in the Consolidated Statements of Operations. The following table summarizes reorganization items:

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
Professional fees	$8	$3	$78
DIP Facility financing costs	—	—	19
BCA Commitment Premium	—	—	30
Net gain on reorganization adjustments	—	—	(1,722)
Net gain on fresh start adjustments	—	—	(377)
Total	$8	$3	$(1,972)

5. Summary of Significant Accounting Policies
Principals of Consolidation—The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries in which minority shareholders hold no substantive participating right, and variable interest entities in which the Company is the primary beneficiary. Intercompany accounts and transactions are eliminated in consolidation. The Company’s share of net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies (but not control), are included in “Earnings from unconsolidated entities, net of taxes” in the Consolidated Statements of Operations. Investments in the other companies are carried at cost.
The Company’s unconsolidated investment accounted for under the equity method of accounting is a partial ownership interest in Zhejiang Xinan Momentive Performance Materials Co., Ltd, a joint venture in China which manufactures siloxane, one of our key intermediate materials. The Company previously planned to make additional capital contributions of $26 to this joint venture in 2015; however, the joint venture partners agreed to an alternative whereby the Company did not make such contributions and, as a result, during the year ended December 31, 2014, its ownership interest in the joint venture was diluted from 49% to 25%.
Income Statement Presentation— As a result of the adoption of fresh start accounting upon the Company’s emergence from Chapter 11, management elected to change its accounting policy related to its income statement presentation of costs of goods sold beginning in the successor period from October 25, 2014 through December 31, 2014 and all periods thereafter. As a result, the “Depreciation and amortization expense” caption has been eliminated and the related expense has been allocated to “Cost of sales” and “Selling, general and administrative expense”.

Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The Company recognized translation losses of $(6), $(8), $(99), and $(16) for the year ended December 31, 2015, for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, respectively, which are included as a component of “Net loss.” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. The effect of translation is also included in “Accumulated other comprehensive income”.
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. The most significant estimates that are included in the financial statements are legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments, fair value of stock awards and fair values of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from these estimates.
Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and December 31, 2014, the Company had interest-bearing time deposits and other cash equivalent investments of $5 and $2, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents”.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected. Upon recording the assets of the Company at their estimated fair value in connection with the application of fresh start accounting, the amount of accounts receivable expected to be unrecoverable were written-off, resulting in the remeasurement of the allowance for doubtful accounts to $0 as of October 24, 2014 (see Note 3).
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $4 and less than $1 at December 31, 2015 and 2014, respectively. Upon recording the assets of the Company at their estimated fair value in connection with the application of fresh start accounting, the amount of excess and obsolete inventory was written-off, resulting in the re-measurement of the reserve for excess and obsolete inventory to $0 as of October 24, 2014 (see Note 3).
Deferred Expenses—Deferred debt financing costs are included in “Other long-term assets” in the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the effective interest method. Upon extinguishment of any debt, the related debt issuance costs are written off. At both December 31, 2015 and 2014, the Company had no unamortized deferred financing costs. During the year ended December 31, 2013, the Company wrote off $81 of unamortized deferred financing costs as a result of the substantial doubt about its ability to continue as a going concern for the next twelve months and the resulting reclassification of all outstanding debt related to the ABL Facility, the Old First Lien Notes, the Old Secured Notes and the Old Second Lien Notes to “Debt payable within one year’ in the Consolidated Balance Sheets (see Note 10). This amount is included in “Interest expense, net” in the Consolidated Statements of Operations.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the properties (the average estimated useful lives for buildings and machinery are 20 years and 15 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Property and equipment was recorded at its estimated fair value in connection with the application of fresh start accounting, resulting in the remeasurement of accumulated depreciation to $0 as of October 24, 2014 (see Note 3). Depreciation expense was $117, $17, $113, and $130 for the year ended December 31, 2015; the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, respectively.
Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement computer software for internal use. Amortization is recorded on the straight-line basis over the estimated useful lives, which range from 1 to 5 years.

Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as “Goodwill” in the Consolidated Balance Sheets in the Predecessor period. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 6 to 13 years (see Note 9).
The Company performs an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, the Company uses a probability weighted market and income approach to estimate the fair value of the reporting unit. The Company’s market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA (earnings before interest, income taxes, depreciation and amortization) multiple technique. Under this technique, estimated fair value is the result of a market-based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. The Company’s income approach is a discounted cash flow model. When the carrying amount of the reporting unit’s goodwill is greater than the estimated fair value of the reporting unit’s goodwill, an impairment loss is recognized for the difference.

At October 1, 2015, the estimated fair value of each of our reporting units exceeded the carrying amount of their assigned assets (including goodwill) and liabilities by more than 10%.  It is possible that the conclusions regarding the impairment or recoverability of goodwill at either reporting unit could change in future periods if, for example, the reporting unit does not perform as projected, the results of strategic plans and certain cost saving initiatives are not fully achieved, or the overall economic or business conditions are worse than current assumptions (including inputs to the discount rate or market based EBITDA multiples).
Impairment—The Company reviews property and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on estimated undiscounted cash flows or other relevant observable measures. The Company tests goodwill and indefinite-lived intangibles for impairment annually, or when events or changes in circumstances indicate impairment may exist, by comparing the estimated fair value of each reporting unit to its carrying value to determine if there is an indication that a potential impairment may exist.
General Insurance—The Company is generally insured for losses and liabilities for workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability under high-deductible insurance policies. The Company records losses when they are probable and reasonably estimable and amortizes insurance premiums over the life of the respective insurance policies.
Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability and the most likely amount is accrued. If there is no amount in the range of potential liability that is most likely, the low end of the range is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments, fines and incurred legal fees (see Note 14).
Environmental Matters—Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant (see Note 14).
Asset Retirement Obligations—Asset retirement obligations are initially recorded at their estimated net present values in the period in which the obligation occurs, with a corresponding increase to the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. When the liability is settled, a gain or loss is recognized for any difference between the settlement amount and the liability that was recorded.
Revenue Recognition—Revenue for product sales, net of estimated allowances and returns, is recognized as risk and title to the product transfer to the customer, which either occurs at the time shipment is made or upon delivery. In situations where product is delivered by pipeline, risk and title transfers when the product moves across an agreed-upon transfer point, which is typically the customers’ property line. Product sales delivered by pipeline are measured based on daily flow meter readings. The Company’s standard terms of delivery are included in its contracts of sale or on its invoices.
Shipping and Handling—Freight costs that are billed to customers are included in “Net sales” in the Consolidated Statements of Operations. Shipping costs are incurred to move the Company’s products from production and storage facilities to the customer. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Shipping and handling costs are recorded in “Cost of sales” and “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations.

Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expense was $65, $13, $63, and $70 for the year ended December 31, 2015; the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, respectively.

Restructuring and Other Costs—The Company incurred “Restructuring and other costs” totaling $32, $5, $20, and $21 for the year ended December 13, 2015; the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, respectively. For 2013, these costs primarily represent expenses to implement productivity savings programs to optimize the Company’s cost structure. For 2014, these amounts also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing. For 2015, these costs primarily represented severance costs associated with workforce reductions and one time costs for services.
Pension Liabilities—Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. The Company evaluates these critical assumptions at least annually on a plan and country-specific basis. The Company periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect the Company's experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

Accumulated and projected benefit obligations (“PBO”) are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits.

Effective January 1, 2016, the Company has adopted the granular spot rate approach wherein results are calculated by matching service cost and interest cost cash flows to the individual spot rates on the yield curve using the following methodology:

•
Projected benefit payments related to participants’ benefit accruals for the upcoming year are determined.  Spot rates are applied and a present value and single equivalent discount rates specifically related to service cost are calculated (as for projected benefit obligation).

•
Interest cost is determined by (1) calculating a present value for each year’s projected benefit payments, then (2) applying the applicable year’s spot rate.  Amounts for all years are then aggregated to determine total interest cost.

      Lower discount rates increase present values resulting in a higher PBO; higher discount rates decrease present values resulting in a lower PBO.  The effect of a discount rate change on the subsequent year’s pension expense is dependent on the individual plan.
To determine the expected long-term rate of return on pension plan assets, the Company considers current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for the principal benefit plans’ assets, the Company evaluates general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios.
As a result of the adoption of fresh start accounting upon the Company’s emergence from Chapter 11, management elected to change its accounting policy related to the recognition of actuarial gains and losses for defined benefit plans. Specifically, such actuarial gains and losses previously recognized as a component of other comprehensive income/(loss) in the Consolidated Balance Sheets will be recognized directly as a component of earnings in the Consolidated Statements of Operations under the new policy.
Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.
Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 13).
Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements. Tax benefits are recognized in the consolidated financial statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company classifies interest and penalties as a component of tax expense.
The majority of the Company’s non-U.S. operations have been treated as branches of the U.S. Company and are included in the MPM and MPM Holdings Inc.’s U.S. consolidated income tax return. For the purpose of the consolidated financial statements, for the years ended December 31, 2015, 2014 and 2013, the tax provision for all operations has been prepared on a consolidated basis.
Stock-Based Compensation—The Company measures and recognizes the compensation expense for all share-based awards made to employees based on estimated fair values, in accordance with ASC 718, Compensation – Stock Compensation. As described in Note 12, the Company adopted a new management equity plan on March 12, 2015. The fair value of stock options granted is calculated using a Monte Carlo option-pricing model on the date of the grant, and the fair value of Restricted Stock Units are valued using the fair market value of the Company’s common stock on the date of grant. Compensation expense is recognized net of estimated forfeitures over the employee’s requisite service period (generally the vesting period of the equity grant). See Note 12 for additional detail regarding stock-based compensation.
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are primarily temporary investments and accounts receivable. The Company places its temporary investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk for accounts receivable are limited due to the large number of customers in the Company’s customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.
Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be canceled, the Company would be forced to purchase raw materials at current market prices. The Company’s largest supplier provides approximately 7% of raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2015 through the date of issuance of its Consolidated Financial Statements.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09 - Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption from the calendar year 2017 will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.
In January 2015, the FASB issued Accounting Standards Board Update No. 2015-01: Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items and removes the requirement to present extraordinary items separately on the income statement, net of tax. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-01 are not expected to have a significant impact on the Company’s financial statements.
In February 2015, the FASB issued Accounting Standards Board Update No. 2015-02: Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of fees paid to a decision maker or a service provider as variable interest, (iii) the effect of fee arrangements on the primary beneficiary determination, and (iv) the effect of related parties on the primary beneficiary determination. ASU 2015-02 simplifies the existing guidance by reducing the number of consolidation models from four to two, reducing the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and placing more emphasis on the risk of loss when determining a controlling financial interest. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The requirements of ASU 2015-02 are not expected to have a significant impact on the Company’s financial statements.
In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest-Imputation of Interest (Subtopic 835-30)- Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. In August 2015, the FASB issued Accounting Standards Board Update No. 2015-15: Interest-Imputation of Interest (Subtopic 835-30)- Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides additional guidance regarding the SEC staff’s position on presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. Based on the current state of affairs, the Company expects that the adoption of the requirements of ASU 2015-03 and ASU 2015-15 will not impact its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Inventory (Topic 330) - Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 has changed the measurement requirement of inventory within the scope of this guidance from lower of cost or market to the lower of cost and net realizable value. The guidance is also defining net realizable value as: the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and amendments to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the potential impact of ASU 2015-11 on its financial statements.
In September 2015, the FASB issued Accounting Standards Board Update No. 2015-16: Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer: (i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and (ii) record in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Therefore, ASU 2015-15 eliminates the requirement to retrospectively account for provisional adjustments recognized in a business combination. ASU 2015-16 also requires an entity to present separately on the face of the income statements or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period and amendments to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16, with earlier application permitted for financial statements that have not yet been made available for issuance, with impacts on the Company’s consolidated financial statements that may vary depending on each specific business combination.
In November 2015, the FASB issued Accounting Standards Board Update No. 2015-17: Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires deferred tax liabilities and assets, along with any related valuation allowance, to be classified as noncurrent in the Consolidated Balance Sheets. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The new guidance has been adopted on a prospective basis by the Company for the calendar year ended December 31, 2015.
In January 2016, the FASB issued Accounting Standards Board Update No. 2016-01: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 contains limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. ASU 2016-01 significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All other entities, including certain not-for-profit entities and employee benefit plans, will have an additional year, or may early adopt coincident with the public business entity effective date. The Company is currently assessing the potential impact of ASU 2015-11 on its financial statements.

6. Restructuring Expenses and Other Costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with work force reductions) and services and other expenses associated with cost optimization program and transformation savings activities.

In November 2015, in light of significant market conditions, the Company announced that it is embarking on a global restructuring to reduce cost. This global cost reduction program is designed to reduce costs by approximately $25 on an annual basis and will be achieved primarily through selling, general and administrative reductions and productivity actions at the Company’s operating facilities. In February 2016, the Company expanded the program to reduce an additional $5 of costs annually. The Company expects the program costs, primarily severance related, to be approximately $15. Substantially all of these charges will result in cash expenditures throughout 2016 and into 2017. These costs primarily relate to the Silicones operating segment and are included in Other current liabilities on the Consolidated Balance Sheet and Restructuring and other costs on the Consolidated Statement of Operations.

The following table sets forth the changes in the restructuring reserve. Included in this table are also other minor restructuring programs that were undertaken by the Company in different locations, none of which were individually material. These costs are primarily related to workforce reductions:

Successor	Total
Accrued liability at January 1, 2015	2
Restructuring charges	15
Payments	(3)
Accrued liability at December 31, 2015	$14

For the year ended December 31, 2015, the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, the Company recognized other costs of $17, $5, $20 and $21, respectively. These costs are primarily comprised of one-time payments for services and integration expenses, and are included in “Restructuring and other costs” in the Consolidated Statements of Operations. For the predecessor period from January 1, 2014 through October 24, 2014 and the successor period from October 25, 2014 to December 31, 2014, these amounts also included costs associated with restructuring our capital structure incurred prior to the Bankruptcy Filing.

7. Related Party Transactions

Administrative Services, Management and Consulting Agreement

The Company was subject to a management consulting and advisory services agreement with Apollo and its affiliates for the provision of management and advisory services for an initial term of up to twelve years. The Company also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provided for annual fees of $4 plus out of pocket expenses, payable in one lump sum annually, and provided for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale or initial public offering by the Company. This annual management fee was waived for 2014 and 2013.
In connection with the Company’s emergence from Chapter 11, the management agreement was terminated pursuant to the Confirmation Order, effective as of the Petition Date.
Transactions with Hexion

Shared Services Agreement

On October 1, 2010, the Company entered into a shared services agreement with Hexion (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal, and procurement services. The Shared Services Agreement is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2016 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and Hexion.

Pursuant to this agreement, for the years ended December 31, 2015, 2014, and 2013, the Company incurred approximately $60, $99, and $92, respectively, of net costs for shared services. During the years ended December 31, 2015, 2014, and 2013, Hexion incurred approximately $70, $131, and $121 respectively, of net costs for shared services. Included in the net costs incurred during the years ended December 31, 2015, 2014, and 2013 were net billings from Hexion to the Company of $35, $49, and $31, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage, as well as to reflect costs allocated 100% to one party. The allocation percentage was initially set at 51% for Hexion and 49% for the Company at the inception of the agreement. Following the required annual review by the Steering Committee in accordance with the terms of the Shared Service Agreement, the allocation percentage for 2015 was set at 46% for the Company and 54% for Hexion. The Company had accounts receivable of $0 as of December 31, 2015 and 2014, respectively, and accounts payable to Hexion of $7 and $9 at December 31, 2015 and 2014, respectively.
In conjunction with the consummation of the Plan, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations.

Purchases and Sales of Products and Services with Hexion
The Company also sells products to, and purchases products from, Hexion pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. A subsidiary of the Company also acts as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements are determined by a formula based on the weighted average sales price of the applicable product less a margin. The Master Buy/Sell Agreement and Distribution Agreements have initial terms of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice in the case of the Master/Buy Sell Agreement and upon 90 days' prior notice in the case of the Distribution Agreements. Pursuant to these agreements and other purchase orders, for the year ended December 31, 2015; the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, the Company sold $3, $1, $7, and $9, respectively, of products to Hexion and purchased less than $1 of products from Hexion. As of December 31, 2015 and 2014, the Company had less than $1 and $2, respectively, of accounts receivable from Hexion and less than $1 of accounts payable to Hexion related to these agreements.
Other Transactions with Hexion
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of Hexion to lease a portion of the Company’s manufacturing site in Itatiba, Brazil, where the subsidiary of Hexion will construct and operate an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby it will provide to the subsidiary of Hexion various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. The Company received less than $1 from Hexion under this agreement during the years ended December 31, 2015 and 2014.
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the year ended December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, the Company sold approximately $27, $7 and $22, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. As of December 31, 2015 and 2014, the Company had $2 of accounts receivable from Hexion related to the distribution agreement.
As both the Company and Hexion shared a common ultimate parent at the time of the transaction, this sale was accounted for as a transaction under common control, as defined in the accounting guidance for business combinations. As such, the loss on the sale of $3 was accounted for as a capital distribution, and is reflected in “Paid-in-Capital” in the Consolidated Balance Sheets.
Transactions with Affiliates Other Than Hexion
Purchases and Sales of Products and Services

The Company sells products to various Apollo and GE affiliates other than Hexion. Transactions with GE affiliates are included in the predecessor period only, as GE was a related party prior to the termination of the Cash Flow Facility. These sales were approximately $1, $1, $10, and $9 for the year ended December 31, 2015, the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, respectively. The Company had accounts receivable from these affiliates of less than $1 at both December 31, 2015 and 2014. The Company also purchases products and services from various affiliates other than Hexion. These purchases were $4, less than $1, $13,and $19 for the year ended December 31, 2015; the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, respectively. The Company had accounts payable to these affiliates of less than $1 at both December 31, 2015 and 2014, respectively.
ASM Off-Take Agreement
Through May 17, 2013, the Company was a party to an (i) off-take agreement (the “Old Off-Take Agreement”) with Asia Silicones Monomer Limited (“ASM”), which was 50% owned by GE Monomer (Holdings) Pte Ltd. up until such date, and (ii) a long-term supply agreement with General Electric Company (“GE”) and GE Monomer (Holdings) Pte. Ltd. (the “Old GE Supply Agreement”), which was entered into at the closing of the GE Advanced Materials Acquisition. Under the Old Off-Take Agreement, ASM was obligated to provide siloxane and certain related products to the Company through 2014 (or until certain ASM financing obligations were satisfied). Under the Old GE Supply Agreement, GE and GE Monomer (Holdings) Pte. Ltd. agreed to ensure the Company a minimum annual supply of siloxane and certain related products from ASM or an alternative source in certain circumstances through December 2026. Under the Old Off-Take Agreement, the Company purchased approximately $35 of siloxane and certain related products from ASM in 2013. Subsequent to May 17, 2013, the Company continues to purchase siloxane and certain related products from ASM under a new agreement whereby ASM is not a considered a related party.

On May 17, 2013, the Company entered into a new purchase and sale agreement (the “PSA”) with ASM in connection with the sale (the “GE ASM Sale”) by GE Monomer (Holdings) Pte Ltd., an affiliate of the General Electric Company (“GE”) of its equity interests in ASM. As a result of the GE ASM Sale, ASM is no longer an affiliate of the Company. The new PSA provides the Company with a long-term supply of siloxane through 2026 and the option to extend such agreement through 2036. The PSA replaced and superseded the Old Off-Take Agreement and the Old GE Supply Agreement. In connection with the foregoing transactions, Old MPM Holdings received a one-time payment of approximately $102 from GE, which amount was subsequently contributed to the Company.
Trademark License Agreement
Also on May 17, 2013, the Company entered into an amendment to the Trademark License Agreement, dated as of December 3, 2006, by and between GE Monogram Licensing International and the Company, to, among other things, revise the royalty payable to GE Monogram Licensing International and provide for an option to extend such agreement for an additional five-year period through 2023. In connection with the amendment, Old MPM Holdings recorded a gain and related intangible asset of $7. The intangible asset was subsequently contributed to the Company. As a result of the application of fresh start accounting, on October 24, 2014, the intangible asset related to the agreement was written-off.
Revolving Credit Facility
In April 2013, the Company entered into a $75 revolving credit facility with an affiliate of GE (the “Cash Flow Facility”) (see Note 10). Prior to entry into the Cash Flow Facility, an affiliate of GE was one of the lenders under the Company's Old Revolver (as further described in Note 10), representing approximately $160 of the lenders' $300 revolving credit facility commitment.
In connection with the consummation of the Plan, on October 24, 2014, the Company repaid in full all outstanding amounts under the Cash Flow Facility. Upon making these payments, the Company’s obligations under the Cash Flow Facility were satisfied in full and the Cash Flow Facility was immediately terminated.

Other Transactions and Arrangements

Prior to June 30, 2014, Hexion Holdings LLC (formerly, Momentive Performance Materials Holdings LLC) (the Company’s ultimate parent prior to October 24, 2014) (“Hexion Holdings”) purchased insurance policies which also covered the Company and Hexion. Amounts were billed to the Company annually based on the Company's relative share of the insurance premiums and amortized over the term of the policy. Hexion Holdings billed the Company $9 in 2013. The Company had accounts payable to Hexion Holdings of approximately $3 under these arrangements at December 31, 2013.
In April 2014, the Company entered into an accounts receivable purchase and sale agreement with Superholdco Finance Corp. (“Finco”), a newly formed subsidiary of Hexion Holdings. The agreement contains customary terms and conditions associated with such arrangements. On April 7, 2014, under this agreement, the Company sold approximately $51 of accounts receivable to Finco, and received 95% of the proceeds in cash, with the remaining 5% to be received in cash when the sold receivables were fully collected by Finco. The agreement also appointed the Company to act as the servicer of the receivables on behalf of Finco.
Finco was deemed to be a VIE, and the 5% holdback of cash by Finco represented the Company’s variable interest in Finco. The power to direct the activities that most significantly impact the VIE is shared between the Company and the other related party variable interest entity holder. The 5% holdback of cash by Finco previously resulted in the Company absorbing the majority of the risk from potential losses or the majority of the gains from potential returns of the VIE and, therefore, the Company had consolidated Finco in its Consolidated Financial Statements during a portion of the year ended December 31, 2014. As a result, the Company consolidated $50 of cash and cash equivalents and a $50 affiliated loan payable. During the third quarter of 2014, the affiliated loan payable was repaid in full and the 5% holdback of cash was received from Finco. As such, as of December 31, 2014, the Company does not absorb the majority of risk from the potential losses or the majority of the gains from potential returns of the VIE, and therefore, as of December 31, 2014, the Company does not consolidate Finco.
In March 2014, the Company entered into an Employee Services Agreement with Hexion Holdings, Hexion and Momentive Performance Materials Holdings Employee Corporation (“Employee Corp”), a subsidiary of Hexion Holdings (the “Services Agreement”). The Services Agreement provided for the executive services of Mr. Jack Boss, an employee of Employee Corp., to be made available to the Company and set forth the terms with respect to payment for the cost of such services. Mr. Boss was elected Executive Vice President and President Silicones and Quartz Division of the Company effective March 31, 2014. Pursuant to the Services Agreement, the Company agreed to pay 100% of Mr. Boss’ costs of employment which are comprised of “covered costs” including an annual base salary of $585,000, a sign-on bonus of $1.3 payable between 2014 and 2015, annual incentive compensation, relocation costs, severance and benefits and other standard reasonable business expenses.
In December 2014, Mr. Boss was appointed as Chief Executive Officer and President of the Company, In connection with the appointment, Momentive assumed from Hexion Holdings the terms of the accepted offer of employment with Mr. Boss. The Company paid less than $1 under this agreement during the year ended December 31, 2015.

8. Fair Value Measurements
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy exists, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are:
•Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.

•
Level 3: Unobservable inputs, that are supported by little or no market activity and are developed based on the best information available in the circumstances. For example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

Recurring Fair Value Measurements
At both December 31, 2015 and December 31, 2014, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the year ended December 31, 2015 that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the year ended December 31, 2015.
The following table summarizes the carrying amount and fair value of the Company's non-derivative financial instruments at December 31, 2015:

Successor	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2015
Debt	$1,205	$—	$909	$—	$909
Predecessor
December 31, 2014
Debt	$1,201	$—	$1,166	$—	$1,166
Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

9. Goodwill and Intangible Assets
In connection with the Company’s emergence from Chapter 11 and application of fresh start accounting, and the resulting allocation of the reorganization value to its individual assets based on their estimated fair values, the Company recorded goodwill of $224 as of October 24, 2014. The Company’s gross carrying amount and accumulated impairments of goodwill consist of the following as of December 31:

	2015				2014
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Silicones	$205	$—	$(12)	$193	$205	$—	$(6)	$199
Quartz	19	—	(1)	18	19	—	—	19
Total	$224	$—	$(13)	$211	$224	$—	$(6)	$218
The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2015 and 2014 are as follows:

Predecessor	Silicones	Quartz	Total
Balance as of December 31, 2013	381	—	381
Foreign currency translation	(23)	—	(23)
Balance as of October 24, 2014	$358	$—	$358
Successor
Balance as of October 25, 2014	$205	$19	$224
Foreign currency translation	(6)	—	(6)
Balance as of December 31, 2014	$199	$19	$218
Foreign currency translation	$(6)	$(1)	(7)
Balance as of December 31, 2015	$193	$18	$211
In conjunction with fresh start accounting, the Company wrote-off existing intangibles assets, net and recorded $424 of new intangible assets, reflecting the estimated fair value of other intangible assets as of October 24, 2014 (see Note 3).
The Company’s intangible assets with identifiable useful lives consist of the following as of December 31:

	2015				2014
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Customer relationships	$223	$—	$(32)	$191	$223	$—	$(8)	$215
Trademarks	60	—	(12)	48	60	—	(2)	58
Technology	105	—	(16)	89	105	—	(5)	100
Patents and other	37	(4)	(5)	28	36	—	(1)	35
Total	$425	$(4)	$(65)	$356	$424	$—	$(16)	$408
The impact of foreign currency translation on intangible assets in included in accumulated amortization.
Total intangible amortization expense for the year ended December 31, 2015; the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013 was $36, $6, $34, and $41, respectively.

Estimated annual intangible amortization expense for 2015 through 2020 is as follows:

2016	$37
2017	37
2018	37
2019	37
2020	37

10. Debt and Lease Obligations
Debt outstanding as of December 31, 2015 and 2014 is as follows:

	2015		2014
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First Lien Notes due 2021 (includes $123 and $140 of unamortized debt discount at December 31, 2015 and 2014, respectively)	977	—	960	—
4.69% Second Lien Notes due 2022 (includes $38 and $47 of unamortized debt discount at December 31, 2015 and 2014, respectively)	192	—	203	—
8.875% First Lien Notes due 2020	—	—	—	—
10.00% Senior Secured Notes due 2020	—	—	—	—
9.00% Springing Lien Dollar Notes due 2021	—	—	—	—
9.50% Springing Lien Euro Notes due 2021	—	—	—	—
Other Borrowings:
China bank loans at 4.2% and 5.0% at December 31, 2015 and 2014, respectively	—	33	—	32
Other at 2.99% and 6.6% at December 31, 2015 and 2014, respectively	—	3	—	6
Total debt	$1,169	$36	$1,163	$38
ABL Facility
Upon consummation of the Plan by the Company on October 24, 2014, the Company exercised its option to convert the DIP ABL Facility into an exit asset-based revolving facility (the “ ABL Facility”). The ABL Facility has a five year term and a maximum availability of $270. The ABL Facility is also subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment.
The ABL Facility bears interest based on, at the Company’s option, (a) with respect to Tranche A Revolving Facility Commitments (as defined in the credit agreement governing the ABL Facility), an adjusted LIBOR rate plus an applicable margin of 2.00% or an alternate base rate plus an applicable margin of 1.00% and (b) with respect to Tranche B Revolving Facility Commitments (as defined in the credit agreement governing the ABL Facility), an adjusted LIBOR rate plus an applicable margin of 2.75% or an alternative base rate plus an applicable margin of 1.75%, in each case, subject to adjustment depending on usage. In addition to paying interest on outstanding principal under the ABL Facility, the Company will be required to pay a commitment fee to the lenders in respect of the unutilized commitments at an initial rate equal to 0.375% per annum, subject to adjustment depending on the usage. The ABL Facility does not have any financial maintenance covenants, other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that only applies if availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio under the agreement governing the ABL Facility is defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months basis.
The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, and, in the case of certain foreign subsidiaries, machinery and equipment (the “ ABL Priority Collateral”), and second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than ABL Priority Collateral (the “DIP Term Loan Priority Collateral”), in each case subject to certain exceptions and permitted liens.

As of December 31, 2015, the Company had no outstanding borrowings under the ABL Facility. Outstanding letters of credit under the ABL Facility at December 31, 2015 were $53, leaving an unused borrowing capacity of $217 (without triggering the financial maintenance covenant under the ABL Facility).
Debtor-in-Possession Financing
DIP ABL Facility and DIP Term Loan Facility
In April 2014, in connection with the Bankruptcy Filing, Old MPM Holdings, the Company and certain of its subsidiaries entered into the DIP ABL Facility and the DIP Term Loan Facility. The DIP ABL Facility amended and restated the Company’s previous ABL Facility described below. During 2014, the Company borrowed $300 under the DIP Term Loan Facility, the proceeds of which were used in part to repay the outstanding balance under the Old ABL Facility.

The DIP ABL Facility and the DIP Term Loan Facility were terminated upon consummation of the Plan by the Company on October 24, 2014, at which time the Company exercised its option to convert the DIP ABL Facility into the ABL Facility described above and all amounts outstanding under the DIP Term Loan Facility as of such date were repaid in full.

Prior Senior Secured Credit Facilities
Old ABL Facility and Cash Flow Facility
In April 2013, the Company entered into two senior secured revolving credit facilities: a $270 asset-based revolving loan facility with a syndicate of lenders (the “Old ABL Facility”), and a $75 revolving credit facility with an affiliate of GE, which supplemented the ABL Facility (the “Cash Flow Facility”).
In connection with the Bankruptcy Filing, the Debtors entered into the DIP ABL Facility, which amended and restated the Company’s Old ABL Facility. Upon consummation of the Plan by the Company on October 24, 2014, the Company exercised its option to convert the DIP ABL Facility into the ABL Facility described above and all amounts outstanding under the DIP Term Loan Facility as of such date were repaid in full.
Also in connection with the consummation of the Plan, on October 24, 2014, the Company repaid in full all outstanding amounts under the Cash Flow Facility. Upon making these payments, the Company’s obligations under the Cash Flow Facility were satisfied in full and the Cash Flow Facility was immediately terminated.
Secured Notes
First Lien Notes and Old First Lien Notes
In October 2012, MPM Escrow LLC and MPM Finance Escrow Corp. (the “Escrow Issuers”), wholly owned special purpose subsidiaries of the Company, issued $1,100 principal amount of 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”) in a private offering. A portion of the proceeds from the sale of Old First Lien Notes were used to repurchase the Company’s outstanding $200 aggregate principal amount of 12½% Second-Lien Senior Secured Notes due 2014, which were redeemed at a redemption price equal to 103.125% plus accrued and unpaid interest to the redemption date.
Upon consummation of the Plan, on October 24, 2014, the Company issued $1,100 aggregate principal amount of 3.88% First Lien Notes due 2022 (the “First Lien Notes”). The First Lien Notes were issued as replacement in connection with the Plan and the Company’s emergence from Chapter 11.
The First Lien Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing U.S. subsidiaries that is a guarantor under the Company’s ABL Facility and the Company’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of the Company or any of the guarantor subsidiaries of the Company under the related indenture (the “Note Guarantors”). Pursuant to customary release provisions in the indenture governing the First Lien Notes, the Note Guarantors may be released from their guarantee of the First Lien Notes (the “First Lien Note Guarantees”). The First Lien Notes are not guaranteed by MPM Intermediate Holdings Inc.
The First Lien Notes and First Lien Note Guarantees are senior indebtedness of the Company and the Note Guarantors, respectively, and rank equal in right of payment with all existing and future senior indebtedness of the Company and the Note Guarantors, respectively; senior in right of payment to all existing and future subordinated indebtedness of the Company and the Note Guarantors and guarantees thereof; and structurally subordinated to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that do not guarantee the First Lien Notes.
The First Lien Notes and First Lien Note Guarantees have the benefit of first-priority liens on the collateral of the Company and the Note Guarantors other than the ABL Priority Collateral, with respect to which the First Lien Notes and First Lien Note Guarantees have the benefit of second-priority liens. Consequently, the First Lien Notes rank effectively junior in priority to the Company’s obligations under the ABL Facility to the extent of the value of the ABL Priority Collateral; equal with holders of other obligations secured pari passu with the First

Lien Notes including other first priority obligations (to the extent of the value of such collateral); effectively senior to any junior priority obligations (to the extent of the value of such collateral) including the Second Lien Notes (further described below) and the Company’s obligations under the ABL Facility to the extent of the value of the collateral that is not ABL Priority Collateral; and effectively senior to any senior unsecured obligations (to the extent of the value of such collateral).
Interest on the First Lien Notes is payable at 3.88% per annum, semiannually to holders of record at the close of business on April 1st or October 1st immediately preceding the interest payment date on April 15th and October 15th of each year, commencing on April 15, 2015. The Company may redeem some or all of the First Lien Notes at any time at a redemption price of 100% of the principal amount plus accrued and unpaid interest.
The First Lien Notes were recorded at their estimated fair value on the Effective Date, which was determined based on a market approach utilizing current market yields.
Senior Secured Notes and Second Lien Notes

In May 2012, the Company issued $250 in aggregate principal amount of 10% Senior Secured Notes due October 2020 (the “Senior Secured Notes”) at an issue price of 100%. The Company used the net proceeds to repay $240 in aggregate principal amount of existing term loans maturing May 2015 under the Company’s prior senior secured credit facilities. The Company recognized a loss of $6 on this extinguishment of debt, which is included in “Loss on extinguishment and exchange of debt” in the Consolidated Statements of Operations.
Upon consummation of the Plan, on October 24, 2014, the Company issued $250 aggregate principal amount of 4.69% Second Lien Notes due 2022 (the “Second Lien Notes”). The Second Lien Notes were issued as replacement for the Senior Secured Notes in connection with the Plan and the Company’s emergence from Chapter 11.
The Second Lien Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing U.S. subsidiaries that is a guarantor under the Company’s ABL Facility and the Company’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of the Company or any Note Guarantor. Pursuant to customary release provisions in the indenture governing the Second Lien Notes, the Note Guarantors may be released from their guarantee of the Second Lien Notes (the “Second Lien Note Guarantees”). The Second Lien Notes are not guaranteed by MPM Intermediate Holdings Inc.

The Second Lien Notes and Second Lien Note Guarantees are senior indebtedness of the Company and the Note Guarantors, respectively, and rank equal in right of payment with all existing and future senior indebtedness of the Company and the Note Guarantors, respectively; senior in right of payment to all existing and future subordinated indebtedness of the Company and the Note Guarantors and guarantees thereof; and structurally subordinated to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that do not guarantee the Second Lien Notes.

The Second Lien Notes and Second Lien Note Guarantees have the benefit of second-priority liens on the collateral of the Company and the Note Guarantors. Consequently, the Second Lien Notes rank effectively junior in priority to the Company’s obligations under the ABL Facility, the First Lien Notes and other first priority obligations (to the extent of the value of such collateral); equal with holders of other obligations secured pari passu with the Second Lien Notes (to the extent of the value of such collateral); effectively senior to any junior priority obligations (to the extent of the value of such collateral); and effectively senior to any senior unsecured obligations (to the extent of the value of such collateral).
Interest on the Second Lien Notes is payable at 4.69% per annum, semiannually to holders of record at the close of business on April 1st or October 1st immediately preceding the interest payment date on April 15th and October 15th of each year, commencing on April 15, 2015. The Company may redeem some or all of the Second Lien Notes at any time at a redemption price of 100% of the principal amount plus accrued and unpaid interest.
The Second Lien Notes were recorded at their estimated fair value on the Effective Date, which was determined based on a market approach utilizing current market yields.
In December 2015 the Company initiated a debt buyback program and repurchased $19 of an aggregate principal amount of the Second Lien Notes for $10 with cash generated in the quarter. The Company recorded a gain of $7 net of associated discount on these notes, as a result of paying down this debt at less than its aggregate principal amount. All repurchased notes were canceled reducing the aggregate principal amount of Second Lien Notes outstanding from $250 to $231.
At December 31, 2015, the weighted average interest rate of the Company’s long term debt was 4.58%.
Springing Lien Notes
In November 2010, the Company issued approximately $848 U.S. dollar equivalent principal amount of USD 9.0% Second-Priority Springing Lien Notes due 2021 (the “Springing Lien Dollar Notes”) and EUR 9.5% Second-Priority Springing Lien Notes due 2021 (the “Springing Lien Euro Notes” and, together with the Springing Lien Dollar Notes, the “Springing Lien Notes”) in a private offering (the “Springing Lien Note Offering”).

In connection with the consummation of the Plan, the Company’s Springing Lien Dollar Notes and Springing Lien Euro Notes were converted into the new equity of the Successor Company (resulting in the issuance of 11,791,126 shares of New Common Stock), subject to dilution by the management incentive plan and the Rights Offering Stock. Additionally, holders of the Springing Lien Notes were given subscription rights in the Rights Offerings (resulting in the issuance of 36,197,874 shares of New Common Stock (including shares issued in connection with the Backstop Commitment)).
Senior Subordinated Notes

The Senior Subordinated Notes were unsecured senior subordinated obligations of the Company. In connection with the consummation of the Plan, the Company’s Senior Subordinated Notes were canceled on account of the subordination provisions set forth in the indenture to the Senior Subordinated Notes.

General
The indentures governing the First Lien Notes and the Second Lien Notes contain covenants that, among other things, limit the Company’s ability and the ability of certain of the Company’s subsidiaries to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) grant liens on assets; (iii) pay dividends or make distributions to the Company’s stockholders; (iv) repurchase or redeem capital stock or subordinated indebtedness; (v) make investments or acquisitions; (vi) enter into sale/leaseback transactions; (vii) incur restrictions on the ability of the Company’s subsidiaries to pay dividends or to make other payments to the Company; (viii) enter into transactions with the Company’s affiliates; (ix) merge or consolidate with other companies or transfer all or substantially all of the Company’s assets; and (x) transfer or sell assets.

As of December 31, 2015, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.

Scheduled Maturities
Aggregate maturities of debt and minimum rentals under operating leases at December 31, 2015 for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases
2016	$36	$15
2017	—	11
2018	—	7
2019	—	6
2020	—	5
2021 and thereafter	1,331	15
Total	$1,367	$59

The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense under operating leases amounted to $13, $4, $16, and $15 for the successor year ended December 31, 2015, successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, respectively.

11. Equity
Common Stock

On the Effective Date, all previously issued and outstanding shares of the Predecessor Company’s common stock were canceled, as were all other previously issued and outstanding equity interests. On the Effective Date, the Company issued 7,475,000 shares of New Common Stock pursuant to the Section 1145 Rights Offering and 26,662,690 shares of New Common Stock pursuant to the 4(a)(2) Rights Offering. Additionally, the Company issued 2,060,184 shares of New Common Stock pursuant to the Backstop Commitment, including 1,475,652 shares of New Common Stock issued as consideration for the BCA Commitment Premium. A portion of the 1145 Rights Offering Stock issued to the Commitment Parties, and all of the 4(a)(2) Rights Offering Stock, are restricted securities under the Securities Act, and may not be offered, sold or otherwise transferred except in accordance with applicable restrictions. In addition, upon effectiveness of the Plan, the Company issued 11,791,126 shares of New Common Stock to holders of the Second Lien Notes pursuant to the Second Lien Notes Equity Distribution.

In accordance with the Plan, all shares of New Common Stock were automatically exchanged for one share of common stock, par value $0.01 per share, of MPM Holdings, which contributed the shares of New Common Stock to its wholly-owned subsidiary, MPM Intermediate Holdings Inc. As a result, MPM is a wholly owned subsidiary of MPM Intermediate Holdings Inc.

The shares of New Common Stock described above were exempt from registration under the Securities Act pursuant to (i) Section 1145 of the Bankruptcy Code, which generally exempts from such registration requirements the issuance of securities under a plan of reorganization, and/or (ii) Section 4(a)(2) of the Securities Act because the issuance did not involve any public offering. Momentive’s registration statement on Form S-1 (Registration No. 333-201338) initially filed December 31, 2014 (as amended, the “Form S-1”), which became effective on July 2, 2015, registered for resale 39,305,467 shares of the New Common Stock.

On November 7, 2014, the Company effected a reverse stock split and, as a result, 48 shares of the New Common Stock remained outstanding at December 31, 2014. At December 31, 2013, common stock consisted of 100 shares of Predecessor Company common stock issued and outstanding with a par value of one cent per share. At December 31, 2013, Old MPM Holdings represented the sole shareholder of the Company.
Paid-in Capital
Additional paid-in capital of the Successor Company at December 31, 2015 primarily relates to the issuance of common stock in connection with the $600 Rights Offerings described above, $1 pertaining to issuance of company’s shares to certain Directors, as well as the conversion of the $30 BCA Commitment Premium and the Old Second Lien Notes into equity of the Successor Company (see Note 2).

12. Stock Option Plans and Stock Based Compensation

Management Equity Plan
On March 12, 2015, the Board of Directors of Momentive approved the MPM Holdings Inc. Management Equity Plan (the “MPMH Equity Plan”). Under the MPMH Equity Plan, Momentive can award no more than 3,818,182 shares which may consist of options, restricted stock units, restricted stock and other stock-based awards, qualifying as equity classified awards in accordance with ASC 718 “Compensation - Stock Compensation”. The restricted stock units are non-voting units of measurement which are deemed to be equivalent to one common share of Momentive. The options are options to purchase common shares of Momentive. The awards contain restrictions on transferability and other typical terms and conditions. The purpose of the MPMH Equity Plan is to assist the Company in attracting, retaining, incentivizing and motivating employees and Directors and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company.
On April 10, 2015, the Compensation Committee of the Board of Directors of Momentive approved grants under the MPMH Equity Plan of restricted stock units and options to certain of the Company’s key managers, including the Company’s named executive officers and directors.

The following is a summary of key terms of the stock-based awards granted under the MPMH Equity Plan during the fiscal year ended December 31, 2015:

Award	Vesting Terms	Option/Unit Terms
Stock Options—Tranche A	Performance-based and market-based upon achievement of targeted common stock prices either through a sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Stock Options—Tranche B	Performance-based and market-based upon achievement of targeted common stock prices either through a sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Restricted Stock Units	Cliff vest four years after grant date; Immediate vesting upon a change in control event and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA

Stock Options
The estimated fair values of Stock Options granted and the assumptions used for the Monte Carlo option-pricing model were as follows:

	Year Ended
	December 31, 2015
	Tranche A	Tranche B
Estimated fair values	$7.93	$7.62
Assumptions:
Strike Price	$20.33	$20.33
Risk-free interest rate	0.48%	0.48%
Expected term	1.73 years	1.73 years
Expected volatility	47.00%	47.00%
Tranche Market Threshold	$30.50	$40.66
The fair market value of the underlying stock price for the purpose of determining strike price was derived from a discounted cash-flow model. The risk-free interest rate has been determined on the yields for U.S. Treasury securities for a period approximating the expected term compounded continuously. The expected term represents the average of anticipated exit scenarios. The expected volatility has been estimated based on the volatilities using a weighted peer group of companies which are deemed to be similar to the Company and is calculated using the expected term of the stock options granted. The Tranche Market Thresholds are the average targeted expected closing prices over 10 days in the event of the underlying stocks trading publicly.
Information on stock option activity at the weighted average exercise price of $20.33 per underlying share is as follows:

	Year Ended
	December 31, 2015
	Tranche A	Tranche B
Balance at beginning of the period	—	—
Granted	910,420	910,420
Exercised	—	—
Forfeited	(117,600)	(117,600)
Expired	—	—
Balance at end of the period	792,820	792,820
As there have been no performance and market based achievements since the date of the grant, there has been no compensation expense recorded during the fiscal year ended December 31, 2015. At December 31, 2015, unrecognized compensation expense related to non-vested stock options was $12. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance and market conditions becomes probable.

Restricted Stock Units
Information on Restricted Stock Units (“RSU”) activity at the weighted average grant date fair value of $20.33 per stock unit is as follows:

Year Ended
December 31, 2015
Balance at beginning of the year	—
Granted	817,251
Vested	—
Forfeited	(104,489)
Expired	—
Balance at end of the year	712,762
The fair market value of $20.33 per unit related to the RSUs at the grant date is derived through relying on material financial weighted analysis of the Company developed at the time the Company emerged from Chapter 11, after considering recent sales of stock to related parties and the review of market conditions and financial performance as of April 10, 2015. The material financial weighted analysis on the Effective Date consisted of (i) a discounted cash flow analysis, (ii) a selected publicly traded company analysis and (iii) a selected transactions analysis. The RSUs are 100% vested upon the fourth anniversary of the date of grant (“Scheduled Vesting Date”) provided that the grantee remains continuously employed in active service by the Company or one of its affiliates from the date of grant through the Scheduled Vesting Date.
Additionally, vesting of the RSU grants could be accelerated: (i) upon a Sale of the Company occurring prior to the Scheduled Vesting Date, the RSUs, to the extent unvested, shall become fully vested, subject to the grantee’s continued employment through the effective date of such Sale; or (ii) upon an IPO occurring prior to the Scheduled Vesting Date, a graded percentage of the RSUs, shall become vested subject to the grantee’s continued employment through the effective date of the IPO.
There were no performance-based achievements since the date of the grant The fair value of the Company’s RSUs, net of estimated forfeitures is expensed on a straight-line basis over the required service period, currently four years.
Stock-based compensation expense related to the RSU awards was approximately $3 for the fiscal year ended December 31, 2015. As of December 31, 2015, unrecognized compensation related to RSU awards was $10 and expense will be recognized over the remaining 3.2 years vesting period. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
Although the MPMH Equity Plan, under which the above awards were granted, is sponsored by Momentive, the underlying compensation costs represent compensation costs paid for by Momentive on MPM’s behalf, as a result of the employees’ services to MPM. None of the stock grants have been forfeited since the grant date and the Company intends to issue new stock to deliver shares under the MPMH Equity Plan.

Cancellation and Expiration of MPM’s Outstanding Old Equity Awards
As of the Effective Date, in conjunction with the MPM’s emergence from Chapter 11, all outstanding unvested unit options and restricted deferred units were canceled, effective immediately. In addition, all vested unit options to purchase units of Hexion Holdings (the Company’s prior ultimate parent) were modified to have an expiration date 90 days subsequent to the Effective Date, and on January 22, 2015, all such unit options expired unexercised.
Financial Statement Impact Old Equity Awards on MPM
Share-based compensation expense was recognized, net of estimated forfeitures, over the requisite service period on a graded-vesting basis, and is included in “Selling, general and administrative expense” in the Consolidated Statements of Operations. The Company adjusted compensation expense periodically for forfeitures.
The Company recognized share-based compensation expense of $0, less than $1, and $1 for the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the years ended December 31, 2013, respectively, related to the old Equity Awards.

MPM Unit Option Activity
Following is a summary of activity under the Company's unit option plans for the fiscal year ended December 31, 2014:

	Hexion Holdings Common Units	Weighted Average Exercise Price
Outstanding at December 31, 2013	10,933,986	$2.69
Forfeited	(14,184)	$4.85
Outstanding at December 31, 2014	10,919,802	$2.68
All outstanding options as of December 31, 2014 subsequently expired on January 22, 2015.
The total amount of cash received and total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013 was $0.
MPM’s Restricted Unit Activity
Following is a summary of activity under the Company's restricted unit plan for the year ended December 31, 2014:

	Hexion Holdings Common Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	1,174,860	$1.92
Restricted units forfeited	(2,955)	$4.85
Restricted units canceled	(1,171,905)	$1.91
Nonvested at December 31, 2014	—	N/A

13. Income Taxes
For the year ended December 31, 2015, successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, the Company’s tax provision was computed based on the legal entity structure, as described in Note 1. Any tax benefit or valuation allowance related to net operating losses (“NOL”) was recognized and evaluated on a stand-alone basis.
The domestic and foreign components of (loss) income before income taxes are as follows:
MPM Holdings Inc.:

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Domestic	$(92)	$(9)	$1,983	$(251)
Foreign	20	(51)	(265)	(112)
Total	$(72)	$(60)	$1,718	$(363)

Momentive Performance Materials Inc.:

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Domestic	$(91)	$(9)	$1,983	$(251)
Foreign	20	(51)	(265)	(112)
Total	$(71)	$(60)	$1,718	$(363)

Income tax expense (benefit) attributable to loss from operations consists of:

Successor	Current	Deferred	Total
Year ended December 31, 2015:
United States federal	$—	$—	$—
State and local	—	—	—
Non-U.S. jurisdictions	19	(6)	13
	$19	$(6)	$13
Period from October 25, 2014 through December 31, 2014:
United States federal	$—	$—	$—
State and local	—	—	—
Non-U.S. jurisdictions	10	(10)	—
	$10	$(10)	$—
Predecessor
Period from January 1, 2014 through October 24, 2014:
United States federal	$2	$—	$2
State and local	—	—	—
Non-U.S. jurisdictions	14	20	34
	$16	$20	$36
Year ended December 31, 2013:
United States federal	$—	$(15)	$(15)
State and local	—	—	—
Non-U.S. jurisdictions	18	101	119
	$18	$86	$104

Income tax expense attributable to (loss) income before income taxes was $13, $0, $36, and $104 for the year ended December 31, 2015, the successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pre-tax loss from continuing operations as a result of the following:

		Successor	Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Income tax expense:
Computed expected tax (benefit) expense	$(25)	$(21)	$603	$(127)
State and local income taxes, net of federal income tax benefit	—	—	—	—
Increase (reduction) in income taxes resulting from:
Tax rate changes	(3)	—	1	—
Non-U.S. tax rate differential	(1)	4	(1)	10
Branch accounting effect	7	(23)	(22)	(50)
Withholding taxes	3	—	—	1
Valuation allowance	33	38	(695)	172
Reorganization and Fresh Start	—	—	101	—
Permanent differences	3	1	27	(4)
Bankruptcy costs	—	1	40	—
Change in permanent reinvestment assertion	—	(5)	(20)	87
Reserves for uncertain tax positions	(4)	5	2	15
Total	$13	$—	$36	$104

A significant portion of the Company’s foreign operations are conducted through entities which are treated as branches of the U.S. and thus subject to current U.S. taxation. As a result, the income or loss of each such branch operation is subject to taxation in its foreign jurisdiction of operation, as well as subject to current taxation in the U.S.

The rate reconciling item, “Non-U.S. rate differential”, reflects the difference between the tax expense or benefit on pre-tax foreign income or loss at the local statutory rate, which is typically lower than 35%, after consideration of permanent differences, and the tax impact of the same pre-tax income or loss as computed at the U.S. statutory rate of 35%. The impact of the rate differential by jurisdiction was as follows:

Successor	Pre-Tax Income (Loss)	Statutory Rate(1)	Rate Effect
December 31, 2015:
China	$12	25.0%	$(1)
Other (2)	8		—
			$(1)
December 31, 2014:
Germany	$(61)	31.2%	$2
Switzerland	(6)	14.4%	1
Japan	(14)	37.8%	—
Other (2)	6		1
			$4
Predecessor
October 24, 2014:
Germany	$(56)	31.2%	$1
Switzerland	3	14.4%	(1)
Japan	(25)	37.8%	(1)
Other (2)	32		—
			$(1)
December 31, 2013:
Germany	$(92)	31.2%	$12
Switzerland	1	12.3%	—
Japan	(30)	37.8%	(1)
Other (2)	39		(1)
			$10

(1)	The statutory rates included in the table above reflect the total statutory rates applied in each jurisdiction, including the impact of surcharges and local trade or enterprise taxes.

(2)
Other significant jurisdictions (and statutory rates) impacting the “Non-U.S. rate differential” includes: Korea (24%), Thailand (20% in 2015 and 2014), Hong Kong (16.5%), China (25%), Italy (27.5%), Switzerland (24% in 2015), and Germany (31.2%).

Due to the disregarded branch structure described above, an additional adjustment for “Branch accounting effect” records the tax impact of the foreign pre-tax income required to be included in the U.S. tax return at the U.S. statutory rate. This amount does not directly offset the “Non-U.S. rate differential” due primarily to the tax effect of inclusion of permanent GAAP to local tax differences in the “Non-U.S. rate differential”.

In the successor period from October 25, 2014 through December 31, 2014, the Company was able to assert permanent reinvestment and recorded the rate impact of the reversal of deferred tax recorded. During the predecessor period from January 1, 2014 through October 24, 2014, the Company reflected the change in foreign currency translation in the period due to the continued inability to assert permanent reinvestment. In 2013, due to going concern considerations, the Company changed its assertion with respect to its intention to permanently reinvest earnings outside the U.S. Accordingly, the tax effect of such change in assertion had been recorded in that year. As many of the Company’s operations are conducted in branch form, the impact of the change in this assertion primarily relates to the recognition of the tax effect of foreign currency gains and losses.

Under the Plan, a substantial portion of the Company’s pre-petition debt securities, revolving credit facilities and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from chapter 11 bankruptcy proceedings, the amount of U.S. CODI is approximately $1,733, which reduced the value of the Company’s U.S. NOL that had a value of $0 after valuation allowance. The amount of CODI in excess of the Company’s NOL reduced the tax basis in fixed assets and intangibles by $73. The actual reduction in tax attributes occurred on the first day of the Company’s tax year subsequent to the date of emergence.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 after adoption of ASU 2015-17 are presented below:

	Successor	Predecessor	Successor	Predecessor
	Domestic	Domestic	Foreign	Foreign
	2015	2014	2015	2014
Deferred tax assets:
Inventory	$12	$13	$3	$4
Vacation	2	8	2	2
Provision for expenses related to timing	9	5	6	4
Unrealized foreign currency loss	19	17	1	3
Amortization	43	24	19	—
Depreciation	—	—	2	18
Pension	128	134	37	47
Net operating losses	87	24	103	124
Branch accounting future benefit	26	29	—	—
Reserves	7	5	—	—
Deferred interest deductions	—	—	65	60
Amortizable financing costs	10	7	—	—
Other	1	—	2	15
Total gross deferred tax assets	344	266	240	277
Less valuation allowance	(243)	(106)	(176)	(203)
Net deferred tax assets	101	160	64	74
Deferred tax liabilities:
Inventory	—	—	6	9
Provision for expenses related to timing	—	—	1	2
Amortization	—	—	38	48
Depreciation	101	160	65	58
Other	—	—	15	26
Total deferred tax liabilities	101	160	125	143
Net deferred tax liability	$—	$—	$(61)	$(69)

NOL Schedule

Country	NOL Value
United States	$238
Germany	229
Japan	57
Thailand	41
Other	20
Total	$585
For the year ended December 31, 2015, successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013, the Company had available approximately $585, $423, $376, and $1,759 of gross NOL carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income, respectively. In addition, none of the $238 U.S. NOL carryforwards are subject to dual consolidated loss rules. The NOL for the United States and Japan will begin to expire in 2034 and 2016, respectively. The NOL for Thailand will begin to expire five years from the year the entity generates taxable income. The NOL for Germany has no expiration date.
As a result of exiting bankruptcy, there was a change of ownership for the Company’s German entity. For German tax purposes, a change of ownership would trigger a limitation on the NOL carryforwards as of the date of the change in ownership. The limitation would disallow the entire NOL except for any amount that could be offset against any built in gain that existed at the ownership change. The Company has estimated the built in gain and concluded there is enough to support the NOL at the ownership change which is supported by a completed valuation of the German business. Since there is a valuation allowance against the German NOL deferred tax asset, a change in NOL would decrease the deferred tax asset and corresponding valuation allowance.
The Company is currently pursuing permission from the Internal Revenue Service regarding the deductibility of certain foreign losses on its 2013 U.S. federal tax return. If disapproved, the Company’s NOL carryforward would be decreased by approximately $266 as of October 24, 2014. Upon emergence from bankruptcy, the Company generated approximately $1,733 of cancellation of debt income which was excluded from taxable income and reduced the Company’s tax attributes including NOL carryforwards and tax basis in fixed assets and intangibles. A decrease to available historic NOL carryforwards to offset cancellation of debt income would result in a decrease of tax basis in fixed assets and intangibles of $266 and a corresponding increase to the Company’s deferred tax asset and valuation allowance of approximately $93.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefit of most of their net deferred tax assets. As of December 31, 2015 and 2014, in some jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance. However, there are exceptions for certain non-U.S. jurisdictions where, based on management’s assessment, it is more likely than not the net deferred tax asset will be realized.
For the year ended December 31, 2015, the company recorded an increase in valuation allowance of $110, comprised of an increase in the U.S. valuation allowances of $137, partially offset by a decrease in the foreign valuation allowance of $27. The change in U.S. valuation allowances was primarily attributable to the impact of the reorganization adjustments to reflect the reduction in tax attributes as a result of the Company’s emergence from bankruptcy (see Note 2). The decrease in foreign valuation allowances of $27 was primarily attributable to valuation allowances of $21 recorded to reflect current activity of the non-U.S. entities that have previously established valuation allowances, and by the reversal of the valuation allowance previously established against net deferred tax assets in China. For the year ended December 31, 2014, the Company recorded a decrease in valuation allowances of $663, comprised of a decrease in the U.S. valuation allowances of $684, partially offset by an increase in the foreign valuation allowances of $21. The change in U.S. valuation allowances was primarily attributable to the impact of the reorganization adjustments to reflect the reduction in tax attributes as a result of the Company’s emergence from bankruptcy (see Note 2), as well as the application of fresh start accounting (see Note 3). The increase in foreign valuation allowances of $21 was primarily attributable to additional valuation allowances of $33 recorded to reflect current activity of the non-U.S. entities that have previously established valuation allowances, partially offset by the reversal of the valuation allowance previously established against net deferred tax assets in Italy. This resulted in a $12 tax benefit during the successor period from October 25, 2014 through December 31, 2014, as a result of the Company’s emergence from bankruptcy and its ability to continue as a going concern.
Under branch accounting, the inclusion of the non-U.S. operations in the U.S. income tax return requires the establishment of a deferred tax asset or liability to offset the foreign affiliates’ tax consequences; eliminating a duplicative deferred tax benefit or expense. The branch accounting future benefit deferred tax asset of $26 and $29 at December 31, 2015 and 2014, respectively, principally represents the offset to the non-U.S. affiliates deferred tax liabilities of $61 and $69 as of December 31, 2015 and 2014, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Predecessor Balance at December 31, 2013	50

Additions for tax positions of the current year	2
Reductions for tax positions of prior years	(1)
Foreign currency translation	(3)
Predecessor Balance at October 24, 2014	48

Additions for tax positions of the current year	5
Foreign currency translation	(2)
Successor Balance at December 31, 2014	51

Additions for tax positions of the current year	4
Additions for tax positions of the prior years	3
Reductions for tax positions of prior years	(9)
Settlements	(1)
Statute of limitations expiration	(11)
Foreign currency translation	(1)
Successor Balance at December 31, 2015	$36
Liabilities for unrecognized tax benefits as of December 31, 2015 relate to various domestic and foreign jurisdictions. If recognized, all of the unrecognized tax benefits as of December 31, 2015 would reduce the Company’s effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of both December 31, 2015 and 2014, the Company has recorded a liability of approximately $4 for interest and penalties.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world with examinations ongoing in a few of those jurisdictions including Canada, Germany, India, Italy and Korea. Such major jurisdictions with open tax years are as follows: United States 2006-2015, Germany 2006-2015, Italy 2003-2015, Switzerland 2013-2015, Singapore 2006-2015, Japan 2009-2015, Thailand 2011-2015, Hong Kong 2009-2015, Canada 2009-2014 and Brazil 2009-2015. Unrecognized tax benefits are not expected to change significantly over the next 12 months.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2015 and is expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result of the emergence from bankruptcy and the Company’s ability to continue as a going concern, beginning on the Effective Date, the Company is able to assert permanent reinvestment with respect to certain intercompany arrangements previously considered indefinite. The Company has reversed the deferred taxes on the foreign currency impact previously recorded. The change in assertion resulted in a tax benefit of $5 in the period the change occurred.

14. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $3 and $5 at December 31, 2015 and December 31, 2014, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the Consolidated Balance Sheets.
Italian Tax Claim
On June 17, 2014, an Italian tax court of appeals (the “Italian Court of Appeals”) decided against the Company related to its 2003 income tax position resulting from the acquisition by General Electric Company (“GE”) of an Italian company in the same year. GE subsequently sold this Italian subsidiary to the Company as part of the acquisition of GE Advanced Materials in 2006 (the “GE Advanced Materials Acquisition”). Having considered the use of debt financing and other characteristics of the acquisition by GE, the Italian Court of Appeals determined that the goodwill amortization and interest expense related to the acquisition by GE were not deductible for tax purposes. Prior to this decision, the Company had received favorable rulings by lower level Italian trial courts in a series of similar cases regarding the same matter.
On August 7, 2014, the Italian Court of Appeals affirmed the prior decisions of the Italian tax trial courts in the Company’s favor regarding the deductions made in the years 2004 through 2007. On December 29, 2014, the Company filed an appeal before the Italian Supreme Court with respect to the lower courts adverse decision related to the 2003 tax year. On January 10, 2015, the Company received notice of appeal of the favorable decision it received with respect to the years 2004 to 2007. The Company believes it has a considerable likelihood of obtaining favorable outcomes for all years contested. As of December 31, 2015, the total potential assessment, including penalties and interest, is €47, or approximately $51, of which €30, or approximately $33, relates to the period of ownership subsequent to the GE Advanced Materials Acquisition.
The Company continues to believe its tax filing position is appropriate and that it is more likely than not this position will prevail upon appeal to the Italian Supreme Court. As a result, the Company has not recorded any income tax liability related to this matter as of December 31, 2015. Additionally, in conjunction with the GE Advanced Materials Acquisition, the Company and GE entered into an agreement providing for the indemnification by GE for tax matters related to the GE Advanced Materials Acquisition. The Company is currently evaluating the impact of this agreement on its potential exposure.
Purchase Commitments
The Company has signed multi-year agreements with vendors in order to obtain favorable pricing and terms on products that are necessary for the ongoing operation of its business. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. A majority of these contractual commitments are related to the off-take agreement with ASM (see Note 7). As of December 31, 2015, future contractual minimums are as follows:

Year	Total
2016	$118
2017	106
2018	100
2019	88
2020	82
2021 and beyond	486
Total minimum payments	980
Less: Amount representing interest	(117)
Present value of minimum payments	$863
Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both December 31, 2015 and December 31, 2014, the Company had recognized obligations of $13 for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other long-term liabilities” in the Consolidated Balance Sheets.
Waterford, NY Site
The Company currently owns and operates a manufacturing site in Waterford, NY. In 1988, a consent decree was signed with the State of New York which requires recovery of groundwater at the site to contain migration of specified contaminants in the groundwater. A groundwater pump and treat system and groundwater monitoring program are currently operational to implement the requirements of this consent decree.
Due to the long-term nature of the project and the uncertainty inherent in estimating future costs of implementing this program, this liability was recorded at its net present value of $8, which assumes a 3% discount rate and a time period of 50 years. The undiscounted liability, which is expected to be paid over the next 50 years, is approximately $17. Over the next five years the Company expects to make ratable payments totaling $2.

15. Pension and Postretirement Benefits
Domestic Pension Plans
Most U.S. employees participate in the Company's U.S. defined benefit plan, with a pension formula based on years of service and final average earnings. The plan was frozen for salaried exempt employees in 2012. Effective December 31, 2013 the plan was frozen for non- grandfathered employees covered by a collective bargaining agreement negotiated in 2013. Effective December 31, 2014, benefits in the U.S. pension plan were frozen for all non-grandfathered employees covered by a collective bargaining agreement negotiated in 2014, and the plan was frozen to all new entrants.

Substantially all U.S. employees may also participate in the Company's defined contribution plan. Under this plan, eligible employees may invest a portion of their earnings on a before or after tax basis, with the Company matching between 50% of the first 7% of eligible earnings and 100% of the first 5% of eligible earnings. In conjunction with the freeze of the U.S. pension benefit, the Company enhanced its defined contribution plan for impacted employees by providing a Company match up to 5% of the eligible compensation. The Company also provides an annual retirement contribution to employees not eligible to earn pension benefits, which is a contribution ranging from 3% to 7% of eligible compensation that is be deposited in the accounts of eligible employees each year based on years of service. Finally, the Company also instituted an achievement match for employees not eligible to earn pension benefits, which is an additional employer match up to 1.25% that will be deposited into the accounts of eligible employees each year if global incentive targets are achieved.
Foreign Pension Plans
Outside the U.S., the Company maintains its principal defined benefit pension plans in Germany, Japan, the Netherlands and Switzerland (collectively, Foreign or Foreign Pension Plans). The Company maintains additional defined benefit pension plans in various other locations.
The Company's defined benefit pension plans in Germany cover substantially all of its employees. These plans are not funded and benefits are paid directly by the Company to retirees. The benefit is based on a cumulative benefit earned over the employee’s service period. Benefits vest upon five years of service and the attainment of age 25.
The Company's defined benefit pension plan in Japan covers most employees, but was frozen to new entrants in 2012. The benefits of the Company's Japanese pension plan are based on years of service and the employee's three highest years of compensation during the last 10 years of employment. The pension plan assets are managed by a variety of Japanese financial institutions. Employees hired after 2012 are eligible for benefits under a defined contribution plan.
In Switzerland, the Company's defined benefit plan provides pension, death and disability benefits to substantially all employees. Benefits are based on participants' accumulated account balances plus an annuity conversion factor established by the Swiss government. The pension liability is administered through a collective foundation.
The Company also offers a defined benefit pension plan to its employees in the Netherlands. The plan has a career average formula and is funded through an insurance company. The Company's pension expense associated with contributions to these pension plans was less than $1 for the successor year ended December 31, 2015, successor period from October 25, 2014 to December 31, 2014, the predecessor period from January 1, 2014 through October 24, 2014, and for the predecessor year ended December 31, 2013.
Postretirement Plans
The Company's U.S. health and welfare plan provides benefits to pay medical expenses, dental expenses, flexible spending accounts for otherwise unreimbursed expenses, short-term disability benefits, and life and accidental death and dismemberment insurance benefits. Retirees share in the cost of healthcare benefits. The Company funds retiree healthcare benefits on a pay-as-you-go basis. The Company uses a December 31 measurement date for this plan. The Company also provides non-pension postretirement benefit plans to certain Brazilian associates. The Brazilian plan became effective in 2012 as a result of a change in certain regulations, and provides retirees that contributed towards coverage while actively employed, with access to medical benefits, with the retiree being responsible for 100% of the premiums. In 2014, the plan was amended such that 100% of the premiums of active employees are paid by the Company.

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of period	$223	$190	$164	$156	$88	$—	$81	$1
Service cost	9	10	9	7	2	—	2	—
Interest cost	9	3	8	5	4	—	4	—
Actuarial (gains) losses	(21)	(1)	44	35	(4)	—	8	—
Foreign currency exchange rate changes	—	(14)	—	(20)	—	—	—	—
Benefits paid	(3)	(4)	(2)	(4)	(4)	—	(4)	—
Plan amendments	2	—	—	(1)	—	—	(3)	—
Plan curtailments	(3)	—	(1)	—	—	—	—	—
Plan settlements	—	—	—	—	—	—	—	—
Other	—	—	1	12	—	—	—	(1)
Benefit obligation at end of period	216	184	223	190	86	—	88	—
Change in Plan Assets
Fair value of plan assets at beginning of period	116	32	105	24	—	—	—	—
Actual return on plan assets	(4)	1	6	3	—	—	—	—
Foreign currency exchange rate changes	—	(1)	—	(2)	—	—	—	—
Employer contributions	5	6	7	5	4	—	4	—
Benefits paid	(3)	(4)	(2)	(4)	(4)	—	(4)	—
Plan settlements	—	—	—	—	—	—	—	—
Other	—	—	—	6	—	—	—	—
Fair value of plan assets at end of period	114	34	116	32	—	—	—	—
Funded status of the plan at end of period	$(102)	$(150)	$(107)	$(158)	$(86)	$—	$(88)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$—	$(1)	$—	$(2)	$(4)	$—	$(4)	$—
Long-term pension and post employment benefit obligations	(103)	(148)	(107)	(156)	(82)	—	(84)	—
Accumulated other comprehensive (income) loss	1	(1)	—	(1)	—	—	—	—
Net amounts recognized	$(102)	$(150)	$(107)	$(159)	$(86)	$—	$(88)	$—
Amounts recognized in Accumulated other comprehensive income at December 31 consist of:
Net actuarial (gain) loss	$—	$—	$—	$—	$—	$—	$—	$—
Net prior service (benefit) cost	1	—	—	(1)	—	—	—	—
Deferred income taxes	—	—	—	—	—	—	—	—
Net amounts recognized	$1	$—	$—	$(1)	$—	$—	$—	$—
Accumulated benefit obligation	$204	$175	$207	$181
Accumulated benefit obligation for funded plans	(217)	(184)	182	57
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$216	$184	$223	$190
Aggregate accumulated benefit obligation	204	175	207	181
Aggregate fair value of plan assets	114	34	116	32
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$216	$184	$223	$190
Aggregate fair value of plan assets	114	34	116	32
The net unrecognized actuarial losses were eliminated and remeasured to $0 at October 24, 2014 as a result of the application of fresh start accounting (see Note 3).
Beginning in the successor period from October 25, 2014 through December 31, 2014, as a result of certain accounting policy changes adopted in connection with fresh start accounting, actuarial gains and losses previously recognized in accumulated other comprehensive income are recognized directly as a component of earnings in the Consolidated Statements of Operations.
The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro versus the U.S. dollar.

Following are the components of net pension and postretirement expense recognized for the successor year ended December 31, 2015, successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the predecessor year ended December 31, 2013, respectively:

	Pension Benefits
	U.S. Plans
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Service cost	$9	$2	$7	$9
Interest cost on projected benefit obligation	9	1	7	8
Expected return on assets	(9)	(1)	(7)	(7)
Curtailment gain [1]	(3)	—	—	(3)
Recognized actuarial (gains) loss [2]	(8)	4	—	—
Amortization of net losses	—	—	—	—

Net expense	$(2)	$6	$7	$7

(1)
The curtailment gain recognized on pension benefits during the fiscal year ended December 31, 2015 relates to the re-measurement of the pension benefit obligation in conjunction with plan provision changes for non-exempt employees not subject to a collective bargaining agreement (“impacted employees”). The Company recorded this gain in Selling, general and administrative expense in the Consolidated Statements of Operations.

(2)
The actuarial gain recognized on pension benefits during the fiscal year ended December 31, 2015 mainly relates to the decrease in projected benefit obligation due to the decrease in discount rate as a result of the re-measurement triggered by the above plan provision changes for the impacted employees. The Company recorded this gain in Selling, general and administrative expense in the Consolidated Statements of Operations.

	Pension Benefits
	Non-U.S. Plans
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Service cost	$10	$1	$6	$7
Interest cost on projected benefit obligation	3	1	4	4
Expected return on assets	(1)	—	(1)	(1)
Recognized actuarial (gains) loss	(1)	11	—	—
Amortization of net losses	—	—	1	1
Curtailment gain	—	—	—	(1)
Settlement loss	—	—	—	1
Net expense	$11	$13	$10	$11

	Non-Pension Postretirement Benefits
	U.S. Plans
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Service cost	$2	$—	$2	$2
Interest cost on projected benefit obligation	4	1	3	4
Recognized actuarial (gains) loss	(4)	—	—	—
Amortization of prior service cost	—	—	—	1
Net expense	$2	$1	$5	$7
Expense related to non-U.S. non-pension postretirement benefits was less than $1 each for the year ended December 31, 2015, successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the predecessor year ended December 31, 2013, respectively

The following amounts were recognized in “Other comprehensive loss” during the period from January 1, 2015 through December 31, 2015:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Prior service cost from plan amendments	$1	$—	$—	$—	$1	$—
Loss recognized in other comprehensive loss	1	—	—	—	1	—
Deferred income taxes	—	—	—	—	—	—
Loss recognized in other comprehensive loss, net of tax	$1	$—	$—	$—	$1	$—

The following amounts were recognized in “Other comprehensive loss” during the successor period from October 25, 2014 through December 31, 2014:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Prior service benefit from plan amendments	$—	$(1)	$—	$—	$—	$(1)
Gain recognized in other comprehensive loss	—	(1)	—	—	—	(1)
Deferred income taxes	—	—	—	—	—	—
Gain recognized in other comprehensive loss, net of tax	$—	$(1)	$—	$—	$—	$(1)

The following amounts were recognized in “Other comprehensive loss” during the predecessor period from January 1, 2014 through October 24, 2014:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial losses arising during the year	$42	$20	$10	$—	$52	$20
Amortization of prior service cost (credit)	1	—	—	(1)	1	(1)
Amortization of net losses	(1)	—	—	—	(1)	—
Loss (gain) recognized in other comprehensive loss	42	20	10	(1)	52	19
Deferred income taxes	—	—	—	—	—	—
Loss (gain) recognized in other comprehensive loss, net of tax	$42	$20	$10	$(1)	$52	$19

The amounts in “Accumulated other comprehensive income” at December 31, 2014 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are less than $1.
Determination of Actuarial Assumptions
The Company’s actuarial assumptions are determined based on the demographics of the population, target asset allocations for funded plans, regional economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets. For our European plans, these assumptions are set by country, as the plans within these countries have similar demographics, and are impacted by the same regional economic trends and statutory requirements.
The discount rates selected reflect the rate at which pension obligations could be effectively settled. The Company selects the discount rates based on cash flow models using the yields of high-grade corporate bonds or the local equivalent with maturities consistent with the Company’s anticipated cash flow projections.
The expected rates of future compensation level increases are based on salary and wage trends in the chemical and other similar industries, as well as the Company’s specific long-term compensation targets by country. Input is obtained from the Company’s internal Human Resources group and from outside actuaries. These rates include components for wage rate inflation and merit increases.
The expected long-term rates of return on plan assets are determined based on the plans’ current and projected asset mix. To determine the expected overall long-term rate of return on assets, the Company takes into account the rates on long-term debt investments held within the portfolio, as well as expected trends in the equity markets, for plans including equity securities. Peer data and historical returns are reviewed and the Company consults with its actuaries, as well as the Plan’s investment advisors, to confirm that the Company’s assumptions are reasonable.
The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2015		2014		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.5%	1.9%	4.1%	1.9%	4.4%	12.6%	4.1%	11.3%
Rate of increase in future compensation levels	3.3%	2.9%	3.3%	2.8%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	6.8%	11.3%	7.0%	11.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	7.1%	4.5%	7.3%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2023	2023	2023	2022
The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the year ended December 31, 2015, successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the predecessor year ended December 31, 2013, respectively:

	Pension Benefits
	U.S. Plans				Non-U.S. Plans
	Successor		Predecessor		Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Discount rate	4.2%	4.4%	5.1%	4.2%	1.9%	2.6%	2.8%	2.4%
Rate of increase in future compensation levels	3.3%	3.5%	3.5%	3.5%	2.9%	2.9%	2.6%	2.4%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	7.5%	1.9%	2.1%	2.3%	3.3%

Non-Pension Postretirement Benefits
	U.S. Plans				Non-U.S. Plans
	Successor		Predecessor		Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Discount rate	4.1%	4.2%	4.8%	4.0%	11.3%	12.0%	12.2%	—%
A one-percentage-point change in the assumed health care cost trend rates would change the projected benefit obligation for U.S. non-pension postretirement benefits by $4 and service cost and interest cost by a negligible amount. The impact on non-U.S. plans is negligible.
Pension Investment Policies and Strategies
The Company’s investment strategy for the assets of its North American defined benefit pension plans is to maximize the long-term return on plan assets using a mix of equities and fixed income investments with a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and expected timing of future cash flow requirements. The investment portfolio contains a diversified blend of equity and fixed-income investments. For U.S. plans, equity investments are also diversified across U.S. and international stocks, as well as growth, value and small and large capitalization investments. Investment risk and performance is measured and monitored on an ongoing basis through periodic investment portfolio reviews, annual liability measurements and periodic asset and liability studies.
The Company periodically reviews its target allocation of North American plan assets among the various asset classes. The targeted allocations are based on anticipated asset performance, discussions with investment professionals and on the projected timing of future benefit payments.
The Company observes local regulations and customs governing its European pension plans in determining asset allocations, which generally require a blended weight leaning toward more fixed income securities, including government bonds.

	Actual		Target 2016
	2015	2014
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	52%	52%	59%
Debt securities	48%	47%	41%
Cash, short-term investments and other	—%	1%	—%
Total	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	27%	26%	27%
Debt securities	20%	22%	20%
Cash, short-term investments and other	53%	52%	53%
Total	100%	100%	100%
Fair Value of Plan Assets
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1: Inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

•
Level 3: Unobservable inputs that are supported by little or no market activity and are developed based on the best information available in the circumstances. For example, inputs derived through extrapolation or interpolation that cannot be corroborated by observable market data.

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements Using
	2015				2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Large cap equity funds(a)	$—	$33	$—	$33	$—	$34	$—	$34
Small/mid cap equity funds(a)	—	4	—	4	—	5	—	5
Other international equity(a)	—	21	—	21	—	21	—	21
Debt securities/fixed income(b)	—	56	—	56	—	55	—	55
Cash, money market and other(c)	—	—	—	—	—	1	—	1
Total	$—	$114	$—	$114	$—	$116	$—	$116
The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements Using
	2015				2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Other international equity(a)	$—	$15	$—	$15	$—	$14	$—	$14
Debt securities/fixed income(b)	—	14	—	14	—	13	—	13
Pooled insurance products with fixed income guarantee(a)	—	4	—	4	—	4	—	4
Cash, money market and other(c)	—	1	—	1	—	1	—	1
Total	$—	$34	$—	$34	$—	$32	$—	$32

(a)	Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

(b)
Level 2 fixed income securities are valued using a market approach that includes various valuation techniques and sources, primarily using matrix/market corroborated pricing based on observable inputs including yield curves and indices.

(c)
Cash, money market and other securities include mutual funds, certificates of deposit and other short-term cash investments for which the share price is $1 or book value is assumed to equal fair value due to the short duration of the investment term.

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $8 to its defined benefit pension plans in 2016.
Estimated future plan benefit payments as of December 31, 2015 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2016	$4	$4	$4	$—
2017	5	5	5	—
2018	6	6	5	—
2019	7	5	5	—
2020	8	6	5	—
2021-2025	59	36	25	—

16. Segment and Geographic Information
The Company’s segments are based on the products that the Company offers and the markets that it serves. At December 31, 2015, the Company’s had two reportable segments: Silicones and Quartz.

The Silicones business is engaged in the manufacture, sale and distribution of silanes, specialty silicones and urethane additives. The Quartz business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s segments are organized based on the nature of the products they produce.
The Company’s organizational structure continues to evolve. It is also continuing to refine its business and operating structure to better align its services to its customers and improve its cost position, while continuing to invest in global growth opportunities.

Following are net sales and Segment EBITDA by reportable segment. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and certain other income and expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals. Segment EBITDA should not be considered a substitute for net income (loss) or other results reported in accordance with U.S. GAAP. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

In 2015, we redefined our internal reporting structure and now allocate additional administrative functional costs to the operating segments. The current presentation of Segment EBITDA includes a Corporate component rather than the Other component previously disclosed. Corporate is primarily corporate, general and administrative expenses that are not allocated to the segments, such as certain shared service and administrative functions. Segment EBITDA for all periods presented was retrospectively revised to conform with the current presentation.

Net Sales(1):

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Silicones	$2,112	$431	$1,866	$2,197
Quartz	177	34	145	201
Total	$2,289	$465	$2,011	$2,398

Segment EBITDA:

MPM Holdings Inc.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Silicones(2)	$201	$44	$213	$241
Quartz	27	6	17	35
Corporate	(34)	(4)	(38)	(38)
Total	$194	$46	$192	$238

Momentive Performance Materials Inc.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Silicones(2)	$201	$44	$213	$241
Quartz	27	6	17	35
Corporate	(33)	(4)	(38)	(38)
Total	$195	$46	$192	$238

Depreciation and Amortization:

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Silicones	$127	$18	$127	$150
Quartz	26	4	20	21
Total	$153	$22	$147	$171
Capital Expenditures:

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Silicones	$96	$20	$52	$73
Quartz	15	4	10	18
Total	$111	$24	$62	$91

Total Assets as of December 31(3):

	2015	2014
Silicones	$2,364	$2,536
Quartz	290	301
Corporate	9	47
Total	$2,663	$2,884

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

(2)
Included in the Silicones segment’s Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $2, $0, $3, and $3 for the successor year ended December 31, 2015, successor period from October 25, 2014 through December 31, 2014; the predecessor period from January 1, 2014 through October 24, 2014 and the predecessor year ended December 31, 2013, respectively.

(3)	Deferred income tax assets are included within Corporate as reconciling amounts to the Company's total assets as presented on the Consolidated Balance Sheets.
Reconciliation of Segment EBITDA to Net (Loss) Income:

	MPM HOLDINGS INC.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Segment EBITDA:
Silicones	$201	$44	$213	$241
Quartz	27	6	17	35
Corporate	(34)	(4)	(38)	(38)
Total	$194	$46	$192	$238

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(15)	$(46)	$(114)	$(12)
Unrealized gains (losses) on pension and postretirement benefits	16	(15)	—	—
Restructuring and other costs	(32)	(5)	(20)	(21)
Reorganization items, net	(8)	(3)	1,972	—
Total adjustments	(39)	(69)	1,838	(33)
Interest expense, net	(79)	(15)	(162)	(394)
Income tax expense	(13)	—	(36)	(104)
Depreciation and amortization	(153)	(22)	(147)	(171)
Gain on extinguishment and exchange of debt	7	—	—	—
Net (loss) income	$(83)	$(60)	$1,685	$(464)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

Segment EBITDA:
Silicones	$201	$44	$213	$241
Quartz	27	6	17	35
Corporate	(33)	(4)	(38)	(38)
Total	$195	$46	$192	$238

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(15)	$(46)	$(114)	$(12)
Unrealized gains (losses) on pension and postretirement benefits	16	(15)	—	—
Restructuring and other costs	(32)	(5)	(20)	(21)
Reorganization items, net	(8)	(3)	1,972	—
Total adjustments	(39)	(69)	1,838	(33)
Interest expense, net	(79)	(15)	(162)	(394)
Income tax expense	(13)	—	(36)	(104)
Depreciation and amortization	(153)	(22)	(147)	(171)
Gain on extinguishment and exchange of debt	7	—	—	—
Net (loss) income	$(82)	$(60)	$1,685	$(464)

 Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses. For the year ended December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014, these charges primarily represented net realized and unrealized foreign currency transaction losses and losses on the disposal of certain assets. For the predecessor period from January 1, 2014 through October 24, 2014, these charges also included losses on the disposal of certain assets. For the year ended December 31, 2013, these amounts primarily represented net unrealized derivative and foreign exchange losses, stock-based compensation and gains and losses from the disposal of certain assets.
Unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations, which after the Effective Date, are recognized in the Consolidated Statements of Operations, and were driven by a decrease in discount rates, other demographic assumptions and asset performance. Restructuring and other costs for all periods primarily included expenses from our restructuring and cost optimization programs. For the predecessor period from January 1, 2014 through October 24, 2014, these amounts also included costs associated with restructuring the Company’s capital structure incurred prior to the Bankruptcy Filing, and were partially offset by a gain related to a claim settlement. Reorganization items, net represented incremental costs incurred directly as a result of the Bankruptcy Filing. For the successor year ended December 31, 2015, successor period from October 25, 2014 through December 31 2014, these amounts were primarily related to certain professional fees. For the predecessor period from January 1, 2014 through October 24, 2014, these amounts included certain professional fees, the BCA Commitment Premium and financing fees related to our DIP Facilities, as well as the impact of the Reorganization Adjustments and the Fresh Start Adjustments (see Note 3).

Geographic Information:
The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation, intangible assets, net of accumulated amortization and goodwill.
Net Sales(1):

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013

United States	$771	$187	$617	$775
Germany	636	105	629	657
China	302	37	174	320
Japan	184	67	254	215
Other International	396	69	337	431
Total	$2,289	$465	$2,011	$2,398

(1)	Sales are attributed to the country in which the individual business locations reside.
Long-Lived Assets as of December 31:

	2015	2014
United States	$777	$794
Germany	232	262
China	178	193
Japan	321	344
Other International	166	185
Total	$1,674	$1,778

17. Changes in Accumulated Other Comprehensive Income
Following is a summary of changes in “Accumulated other comprehensive income” for the year ended December 31, 2015, the successor period from October 25, 2014 through December 31, 2014 and the predecessor period from January 1, 2014 through October 24, 2014 :

	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Predecessor

Balance at December 31, 2013	$(37)	$239	$202
Other comprehensive (loss) income before reclassifications, net of tax	(72)	31	(41)
Amounts reclassified from Accumulated other comprehensive income, net of tax (1)	1	—	1
Net other comprehensive (loss) income	(71)	31	(40)
Elimination of Predecessor Company accumulated other comprehensive income	108	(270)	(162)
Balance at October 24, 2014	$—	$—	$—
Successor

Balance at October 25, 2014	$—	$—	$—
Other comprehensive income (loss) before reclassifications, net of tax	1	(29)	(28)
Amounts reclassified from Accumulated other comprehensive income, net of tax (1)	—	—	—
Net other comprehensive income (loss)	1	(29)	(28)
Balance at December 31, 2014	$1	$(29)	$(28)
Other comprehensive (loss) income before reclassifications, net of tax	(1)	(63)	(64)
Amounts reclassified from Accumulated other comprehensive income, net of tax (1)	—	—	—
Net other comprehensive loss	(1)	(63)	(64)
Balance at December 31, 2015	$—	$(92)	$(92)

	Amount Reclassified From Accumulated Other Comprehensive Income
		Successor	Predecessor
Amortization of defined benefit pension and other postretirement benefit items:	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013	Location of Reclassified Amount in Income

Prior service costs	$—	$—	$1	$3	(1)
Actuarial losses	—	—	—	2	(1)
Total before income tax	—	—	1	5
Income tax benefit	—	—	—	—	Income tax expense
Total	$—	$—	$1	$5

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 15).

18. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to Momentive for the year ended December 31, 2015, the successor period from October 25, 2014 through December 31, 2014, the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013:

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013
(in millions, except share data)
Net loss	$(83)	$(60)	$1,685	$(464)
Weighted average common shares—basic	48,015,685	47,989,000	100	100
Effect of dilutive potential common shares	—	—	—	—
Weighted average shares outstanding—diluted	48,015,685	47,989,000	100	100
Net loss per share—basic	$(1.73)	$(1.25)	$16,850,000	$(4,640,000)
Net income loss per share—diluted	$(1.73)	$(1.25)	$16,850,000	$(4,640,000)
Antidilutive employee share-based awards, excluded	181,869	—	—	—
Employee equity share options, unvested shares and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.
Due to the net loss recognized for the fiscal year ended December 31, 2015, there is no effect for potentially dilutive shares.

19. Guarantor/Non-Guarantor Subsidiary Financial Information
As of December 31, 2015, MPM had outstanding $1,100 in aggregate principal amount of the First Lien Notes and $231 in aggregate principal amount of the Second Lien Notes. The notes are fully and unconditionally guaranteed on a senior secured basis by each of MPM’s existing U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and the Company’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of the Company or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of December 31, 2015 and 2014, the Condensed Consolidated Statements of Operations for the fiscal years ended December 31, 2015, 2014 and 2013 and Condensed Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2015, 2014 and 2013 of (i) MPM (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
These financial statements are prepared on the same basis as the consolidated financial statements of MPM except that investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional, subject to certain customary release provisions set forth in the applicable Indenture. Additionally, the ABL Facility is secured by, among other things, most of the assets of the Parent, the guarantor subsidiaries and certain non-guarantor subsidiaries, subject to certain exceptions and permitted liens. There are no significant restrictions on the ability of Parent to obtain funds from its domestic subsidiaries by dividend or loan. The indentures governing the First Lien Notes and the Second Lien Notes contain covenants that, among other things, limit MPM’s ability and the ability of certain of the Company’s subsidiaries to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) grant liens on assets; (iii) pay dividends or make distributions to MPM’s stockholders; (iv) repurchase or redeem capital stock or subordinated indebtedness; (v) make investments or acquisitions; (vi) enter into sale/leaseback transactions; (vii) incur restrictions on the ability of MPM’s subsidiaries to pay dividends or to make other payments to us; (viii) enter into transactions with MPM’s affiliates; (ix) merge or consolidate with other companies or transfer all or substantially all of the MPM’s assets; and (x) transfer or sell assets.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$57	$2	$162	$—	$221
Accounts receivable	—	81	211	—	292
Due from affiliates	—	59	24	(83)	—
Inventories:
Raw materials	—	67	76	—	143
Finished and in-process goods	—	111	127	—	238
Deferred income taxes	—	—	—	—	—
Other current assets	—	16	32		48
Total current assets	57	336	632	(83)	942
Investment in unconsolidated entities	1,675	325	19	(2,000)	19
Deferred income taxes	—	—	9	—	9
Other long-term assets	—	2	17	—	19
Intercompany loans receivable	131	1,048	50	(1,229)	—
Property and equipment, net	—	525	582	—	1,107
Goodwill	—	105	106	—	211
Other intangible assets, net	—	149	207	—	356
Total assets	$1,863	$2,490	1,622	$(3,312)	$2,663
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payables	$—	$63	$160	$—	$223
Due to affiliates	—	23	60	(83)	—
Debt payable within one year	3	—	33	—	36
Interest payable	10	—	1	—	11
Income taxes payable	—	—	5	—	5
Deferred income taxes	—	—	—	—	—
Accrued payroll and incentive compensation	—	25	18	—	43
Other current liabilities	—	37	46	—	83
Total current liabilities	13	148	323	(83)	401
Long-term liabilities:
Long-term debt	1,169	—	—	—	1,169
Intercompany loans payable	55	468	706	(1,229)	—
Accumulated losses from unconsolidated subsidiaries in excess of investment	—	—	—	—	—
Pension liabilities	—	185	148	—	333
Deferred income taxes	—	—	70	—	70
Other long-term liabilities	—	14	50	—	64
Total liabilities	1,237	815	1,297	(1,312)	2,037
Total equity (deficit)	626	1,675	325	(2,000)	626
Total liabilities and (deficit) equity	$1,863	$2,490	$1,622	$(3,312)	$2,663

MOMENTIVE PERFORMANCE MATERIALS INC. (SUCCESSOR)
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $5, respectively)	$78	$10	$140	$—	$228
Accounts receivable	—	92	232	—	324
Due from affiliates	—	73	25	(98)	—
Inventories:
Raw materials	—	65	79	—	144
Finished and in-process goods	—	123	135	—	258
Deferred income taxes	—	28	5	—	33
Other current assets	—	26	34	—	60
Total current assets	78	417	650	(98)	1,047
Investment in unconsolidated entities	1,852	—	18	(1,852)	18
Deferred income taxes	—	—	14	—	14
Other long-term assets	—	10	17	—	27
Intercompany loans receivable	92	1,766	52	(1,910)	—
Property and equipment, net	—	528	624	—	1,152
Goodwill	—	104	114	—	218
Other intangible assets, net	—	163	245	—	408
Total assets	$2,022	$2,988	$1,734	$(3,860)	$2,884
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payables	$9	$80	$134	$—	$223
Due to affiliates	—	26	72	(98)	—
Debt payable within one year	4	—	34	—	38
Interest payable	11	—	—	—	11
Income taxes payable	—	—	7	—	7
Deferred income taxes	—	—	18	—	18
Accrued payroll and incentive compensation	—	35	22	—	57
Other current liabilities	1	28	53	—	82
Total current liabilities	25	169	340	(98)	436
Long-term liabilities:
Long-term debt	1,163	—	—	—	1,163
Intercompany loans payable	63	475	1,372	(1,910)	—
Accumulated losses of unconsolidated subsidiaries in excess of investment	—	258	—	(258)	—
Pension liabilities	—	191	161	—	352
Deferred income taxes	—	28	70	—	98
Other long-term liabilities	2	15	49	—	66
Total liabilities	1,253	1,136	1,992	(2,266)	2,115
Total equity (deficit)	769	1,852	(258)	(1,594)	769
Total liabilities and equity (deficit)	$2,022	$2,988	$1,734	$(3,860)	$2,884

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,062	$1,783	$(556)	$2,289
Cost of sales	—	927	1,523	(556)	1,894
Gross profit	—	135	260	—	395
Selling, general and administrative expense	—	137	147	—	284
Research and development expense	—	41	24	—	65
Restructuring and other costs	—	26	6	—	32
Other operating expense (income)	(2)	2	2	—	2
Operating loss	2	(71)	81	—	12
Interest expense (income), net	77	(59)	61	—	79
Other non-operating expense, net	—	(1)	4	—	3
Gain on extinguishment of debt (see Note 10)	(7)	—	—	—	(7)
Reorganization items, net	—	8	—	—	8
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(68)	(19)	16	—	(71)
Income tax (benefit) expense	—	1	12	—	13
(Loss) income before losses from unconsolidated entities	(68)	(20)	4	—	(84)
Losses from unconsolidated entities, net of taxes	(14)	6	2	8	2
Net (loss) income	$(82)	$(14)	$6	$8	$(82)
Comprehensive loss	$(146)	$(79)	$(14)	$93	$(146)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SUCCESSOR PERIOD FROM OCTOBER 25, 2014 THROUGH DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$200	$357	$(92)	$465
Cost of sales	—	168	326	(92)	402
Gross profit	—	32	31	—	63
Selling, general and administrative expense	14	28	38	—	80
Research and development expense	—	8	5	—	13
Restructuring and other costs	2	3	—	—	5
Other operating expense (income)	—	1	(2)	—	(1)
Operating loss	(16)	(8)	(10)	—	(34)
Interest expense (income), net	15	(18)	18	—	15
Other non-operating expense, net	—	—	8	—	8
Reorganization items, net	—	3	—	—	3
(Loss) income before income taxes and losses from unconsolidated entities	(31)	7	(36)	—	(60)
Income tax (benefit) expense	(8)	—	8	—	—
(Loss) income before losses from unconsolidated entities	(23)	7	(44)	—	(60)
Losses from unconsolidated entities, net of taxes	(37)	(44)	—	81	—
Net loss	$(60)	$(37)	$(44)	$81	$(60)
Comprehensive loss	$(88)	$(65)	$(56)	$121	$(88)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
PREDECESSOR PERIOD FROM JANUARY 1, 2014 THROUGH OCTOBER 24, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$927	$1,589	$(505)	$2,011
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	671	1,273	(505)	1,439
Selling, general and administrative expense	33	230	171	—	434
Depreciation and amortization expense	—	55	92	—	147
Research and development expense	—	39	24	—	63
Restructuring and other costs	5	15	—	—	20
Operating (loss) income	(38)	(83)	29	—	(92)
Interest expense (income), net	155	(100)	107	—	162
Reorganization items, net	(1,688)	(173)	(111)	—	(1,972)
Income before income taxes and earnings from unconsolidated entities	1,495	190	33	—	1,718
Income tax expense	8	2	26	—	36
Income before earnings from unconsolidated entities	1,487	188	7	—	1,682
Earnings from unconsolidated entities, net of taxes	198	10	3	(208)	3
Net income	$1,685	$198	$10	$(208)	$1,685
Comprehensive income (loss)	$1,483	$(4)	$(147)	$151	$1,483

MOMENTIVE PERFORMANCE MATERIALS INC. (PREDECESSOR)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,076	$1,827	$(505)	$2,398
Costs and expenses:
Cost of sales, excluding depreciation and amortization	—	757	1,480	(505)	1,732
Selling, general and administrative expense	31	185	157	—	373
Depreciation and amortization expense	—	69	102	—	171
Research and development expense	—	43	27	—	70
Restructuring and other costs	5	10	6	—	21
Operating (loss) income	(36)	12	55	—	31
Interest expense (income), net	384	(158)	168	—	394
Other expense (income), net	1	—	(1)	—	—
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(421)	170	(112)	—	(363)
Income tax (benefit) expense	—	(15)	119	—	104
(Loss) income before (losses) earnings from unconsolidated entities	(421)	185	(231)	—	(467)
(Losses) earnings from unconsolidated entities, net of taxes	(43)	(228)	3	271	3
Net loss	$(464)	$(43)	$(228)	$271	$(464)
Comprehensive loss	$(442)	$(21)	$(258)	$279	$(442)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015

	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(33)	$52		$218		$(108)	$129
Cash flows used in investing activities:
Capital expenditures	—	(54)		(60)		—	(114)
Capitalized interest	—	—		(1)		—	(1)
Purchases of intangible assets	—	(2)		(1)		—	(3)
Change in restricted cash	—	—		—		—	—
Proceeds from sale of assets	—	1		1		—	2
Investment in unconsolidated affiliate	—	—		—		—	—
Capital contribution to subsidiary	—	—		—		—	—
Return of capital from subsidiary from sales of accounts receivable	—	48	(a)	—		(48)	—
	—	(7)		(61)		(48)	(116)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	(1)	—		—		—	(1)
Borrowings of long-term debt	—	—		—		—	—
Repayments of long-term debt	(10)	—		—		—	(10)
Net intercompany loan borrowings (repayments)	23	49		(72)		—	—
Proceeds from capital contributions	—	—		—		—	—
Long-term debt financing fees	—	—		—		—	—
Common stock dividends paid	—	(101)		(7)		108	—
Return of capital to parent from sales of accounts receivable	—	—		(48)	(a)	48	—
	12	(52)		(127)		156	(11)
Increase (decrease) in cash and cash equivalents	(21)	(7)		30		—	2
Effect of exchange rate changes on cash	—	—		(8)		—	(8)
Cash and cash equivalents (unrestricted), beginning of period	78	9		136		—	223
Cash and cash equivalents (unrestricted), end of period	$57	$2		$158		$—	$217
Supplemental disclosures of cash flow information
Non-cash financing activity:
Intercompany loan capitalizations	$—	$(602)		$602		$—	$—

(a)
During the fiscal year ended December 31, 2015, Momentive Performance Materials USA LLC (formerly known as Momentive Performance Materials USA Inc.) contributed receivables of $48 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the fiscal year ended December 31, 2015, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SUCCESSOR PERIOD FROM OCTOBER 25, 2014 THROUGH DECEMBER 31, 2014

	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(7)	$(201)		$205		$—	$(3)
Cash flows used in investing activities:
Capital expenditures	—	(9)		(8)		—	(17)
Return of capital from subsidiary from sales of accounts receivable	—	8	(a)	—		(8)	—
	—	(1)		(8)		(8)	(17)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	—	—		(1)		—	(1)
Net intercompany loan borrowings (repayments)	14	171		(185)		—	—
Return of capital to parent from sales of accounts receivable	—	—		(8)	(a)	8	—
	14	171		(194)		8	(1)
Increase (decrease) in cash and cash equivalents	7	(31)		3		—	(21)
Effect of exchange rate changes on cash	—	—		(4)		—	(4)
Cash and cash equivalents (unrestricted), beginning of period	71	40		137		—	248
Cash and cash equivalents (unrestricted), end of period	$78	$9		$136		$—	$223

(a)
During the successor period from October 25, 2014 through December 31, 2014, Momentive Performance Materials USA LLC contributed receivables of $8 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the successor period from October 25, 2014 through December 31, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
PREDECESSOR PERIOD FROM JANUARY 1, 2014 THROUGH OCTOBER 24, 2014

	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(258)	$(50)		$106		$(5)	$(207)
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(37)		(41)		—	(78)
Capitalized interest	—	—		(1)		—	(1)
Proceeds from sale of business	—	—		12		—	12
Consolidation of variable interest entity	—	—		50		—	50
Change in restricted cash	—	—		—		—	—
Purchases of intangible assets	—	(2)		—		—	(2)
Proceeds from sale of assets	—	1		—		—	1
Return of capital from subsidiary from sales of accounts receivable	—	45	(a)	—		(45)	—
	—	7		20		(45)	(18)
Cash flows provided by (used in) financing activities:
Net short-term debt borrowings (repayments)	4	—		(10)		—	(6)
Borrowings of long-term debt	—	170		10		—	180
Repayments of long-term debt	—	(258)		(57)		—	(315)
Repayment of affiliated debt	—	—		(50)		—	(50)
Cash proceeds from Rights Offerings	600	—		—		—	600
DIP Facility financing fees	(19)	—		—		—	(19)
Net intercompany loan (repayments) borrowings	(258)	176		82		—	—
Common stock dividends paid	—	(5)		—		5	—
Return of capital to parent from sales of accounts receivable	—	—		(45)	(a)	45	—
	327	83		(70)		50	390
Increase in cash and cash equivalents	69	40		56		—	165
Effect of exchange rate changes on cash	—	—		(6)		—	(6)
Cash and cash equivalents (unrestricted), beginning of period	2	—		87		—	89
Cash and cash equivalents (unrestricted), end of period	$71	$40		$137		$—	$248

(a)
During the predecessor period from January 1, 2014 through October 24, 2014, Momentive Performance Materials USA LLC contributed receivables of $45 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the predecessor period from January 1, 2014 through October 24, 2014, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013

	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(135)	$62		$20		$(97)	$(150)
Cash flows used in investing activities:
Capital expenditures	—	(37)		(42)		—	(79)
Capitalized interest	—	(1)		(1)		—	(2)
Purchases of intangible assets	—	(3)		—		—	(3)
Change in restricted cash	—	—		(5)		—	(5)
Proceeds from sale of assets	—	1		—		—	1
Capital contribution to subsidiary	—	(16)		—		16	—
Return of capital from subsidiary from sales of accounts receivable	—	53	(a)	—		(53)	—
	—	(3)		(48)		(37)	(88)
Cash flows provided by (used in) financing activities:
Net short-term debt repayments	—	—		(2)		—	(2)
Borrowings of long-term debt	163	120		136		—	419
Repayments of long-term debt	(75)	(120)		(92)		—	(287)
Net intercompany loan (repayments) borrowings	(42)	36		6		—	—
Proceeds from capital contributions	102	—		16		(16)	102
Long-term debt financing fees	(12)	—		—		—	(12)
Common stock dividends paid	—	(97)		—		97	—
Return of capital to parent from sales of accounts receivable	—	—		(53)	(a)	53	—
	136	(61)		11		134	220
Increase (decrease) in cash and cash equivalents	1	(2)		(17)		—	(18)
Effect of exchange rate changes on cash	—	—		(3)		—	(3)
Cash and cash equivalents (unrestricted), beginning of year	1	2		107		—	110
Cash and cash equivalents (unrestricted), end of year	$2	$—		$87		$—	$89
(a) During the year ended December 31, 2013, Momentive Performance Materials USA LLC contributed receivables of $53 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the year ended December 31, 2013, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined non-guarantor subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

20. Subsequent Events
In January 2016, the Company announced plans to exit siloxane production at its Leverkusen, Germany site to help optimize its manufacturing footprint in order to improve its long-term profitability.  The planned reduction is expected to be fully implemented by mid-2017. This restructuring will result in an overall reduction of employment at the site.
In 2016, the Company purchased approximately $21 in aggregate principal amount of Second Lien notes for approximately $11 and recorded a gain of approximately $7, net of discount associated with these notes. All repurchased notes have been or will be canceled, further reducing the aggregate principal amount of Second Lien Notes outstanding from $231 to $210.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MPM Holdings Inc.

In our opinion, the accompanying consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows for the period from January 1, 2014 through October 24, 2014 and for the year ended December 31, 2013 of MPM Holdings Inc. and its subsidiaries (Predecessor) present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2014 through October 24, 2014 and for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 for the period from January 1, 2014 through October 24, 2014 and for the year ended December 31, 2013 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company filed a petition on April 13, 2014 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Plan was substantially consummated on October 24, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
April 14, 2015, except for the change in the composition of reportable segments disclosed in Note 16, as to which the date is June 17, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MPM Holdings Inc.

In our opinion, the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows for the year ended December 31, 2015 and for the period from October 25, 2014 through December 31, 2014 present fairly, in all material respects, the financial position of MPM Holdings Inc. and its subsidiaries (Successor) at December 31, 2015 and 2014 and the results of their operations and their cash flows for the year ended December 31, 2015 and for the period from October 25, 2014 through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 for the year ended December 31, 2015 and for the period from October 25, 2014 through December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s Plan on October 24, 2014. Confirmation of the Plan resulted in the discharge of certain claims against the Company that arose before April 13, 2014 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on October 24, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of October 24, 2014.

As discussed in Note 5 to the consolidated financial statement, the Company changed the manner in which it classifies deferred taxes in 2015.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
March 1, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Momentive Performance Materials Inc.

In our opinion, the accompanying consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows for the period from January 1, 2014 through October 24, 2014 and for the year ended December 31, 2013 of Momentive Performance Materials Inc. and its subsidiaries (Predecessor) present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2014 through October 24, 2014 and for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 for the period from January 1, 2014 through October 24, 2014 and for the year ended December 31, 2013 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company filed a petition on April 13, 2014 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Plan was substantially consummated on October 24, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 30, 2015, except for the change in the composition of reportable segments disclosed in Note 16, as to which the date is June 17, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Momentive Performance Materials Inc.

In our opinion, the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows for the year ended December 31, 2015 and for the period from October 25, 2014 through December 31, 2014 present fairly, in all material respects, the financial position of Momentive Performance Materials Inc. and its subsidiaries (Successor) at December 31, 2015 and 2014 and the results of their operations and their cash flows for the year ended December 31, 2015 and for the period from October 25, 2014 through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 for the year ended December 31, 2015 and for the period from October 25, 2014 through December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s Plan on October 24, 2014. Confirmation of the Plan resulted in the discharge of certain claims against the Company that arose before April 13, 2014 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on October 24, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of October 24, 2014.

As discussed in Note 5 to the consolidated financial statement, the Company changed the manner in which it classifies deferred taxes in 2015.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
March 1, 2016

Schedule II - Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions (1)	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
Successor
Year Ended December 31, 2015	$309	$125	$(15)	$419
Period from October 25, 2014 through December 31, 2014	$270	$52	$(13)	$309
Predecessor
Period from January 1, 2014 through October 24, 2014	$972	$127	$(829)	$270
Year ended December 31, 2013	$812	$162	$(2)	$972

(1)	Charged to cost and expenses. Includes the impact of foreign currency translation
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2015.
Management's Annual Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO”). Based on our assessment, we have concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our 2015 financial statements included in this Annual Report on Form 10-K, has issued a report on the results of their audit of our internal control over financial reporting as of December 31, 2015, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above in “Management’s Annual Report on Internal Control Over Financial Reporting” that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
The Blackstone Group L.P. (“Blackstone”) may be deemed an “affiliate” (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) of the Company. Blackstone has indicated in its public filings that it may also be considered an affiliate of Hilton Worldwide Holdings Inc. (“Hilton”) and Travelport Worldwide Limited (“Travelport”).
Hilton filed the following disclosure in its Form 10-K for the year ended December 31, 2015. The Company has neither independently verified nor has it participated in the preparation of the disclosure reproduced below:
“The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
During the fiscal year ended December 31, 2015, an Iranian governmental delegation stayed at the Transcorp Hilton Abuja for one night. The stays were booked and paid for by the government of Nigeria. The hotel received revenues of approximately $5,320 from these dealings. Net profit to Hilton Worldwide Holdings Inc. (“Hilton”) from these dealings was approximately $495. Hilton believes that the hotel stays were exempt from the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560, pursuant to the International Emergency Economic Powers Act (“IEEPA”) and under 31 C.F.R. Section 560.210(d). The Transcorp Hilton Abuja intends to continue engaging in future similar transactions to the extent they remain permissible under applicable laws and regulations. “
Travelport filed the following disclosure included in its Form 10-K for the year ended December 31, 2015. The Company has neither independently verified nor has it participated in the preparation of the disclosure reproduced below:
“The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Exchange Act.
As part of our global business in the travel industry, we provide certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. We also provide certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.
The gross revenue and net profit attributable to these activities for the year ended December 31, 2015 were approximately $551,000 and $389,000, respectively, and $660,000 and $470,000 for the year ended December 31, 2014, respectively.”
”

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The supervision of our management and the general course of both Momentive and MPM’s affairs and business operations is entrusted to the board of directors (the “Board”). Set forth below are the names, ages and current positions of our executive officers of Momentive and MPM and the members of the Board as of March 1, 2016.

Name	Age	Title
John G. Boss	56	Chief Executive Officer and President and Director
Erick R. Asmussen	49	Senior Vice President and Chief Financial Officer
John D. Moran	57	Senior Vice President, General Counsel and Secretary
Mahesh Balakrishnan	32	Director
Bradley J. Bell	63	Director and Chairman of the Board
John D. Dionne	52	Director
Robert Kalsow-Ramos	30	Director
Scott M. Kleinman	43	Director
Julian Markby	64	Director
Jeffrey M. Nodland	60	Director
Jason G. New	46	Director
David B. Sambur	35	Director
Marvin O. Schlanger	67	Director
John G. Boss was appointed Chief Executive Officer and President of Momentive and MPM on December 15, 2014, having served as a director and Interim President and Chief Executive Officer since October 24, 2014, pursuant to the Plan. He joined the Company as Executive Vice President and President of the Silicones and Quartz Division in March 2014. Mr. Boss was the former President of Honeywell Safety Products at Honeywell International from February 2012 to March 2014. He served in various leadership positions with Honeywell International since 2003, including Vice President and General Manager of Specialty Products from 2008 through 2012 and Vice President and General Manager of Specialty Chemicals from 2005 through 2008. Before joining Honeywell International, Mr. Boss was Vice President and General Manager of the Specialty and Fine Chemicals business of Great Lakes Chemical Corporation from 2000 through 2003, and Vice President and Business Director at Ashland Corporation (formerly International Specialty Products) from 1996 through 2000. Mr. Boss’ position as President and Chief Executive Officer, his extensive management experience and skills in business leadership qualify him to serve as a director of Momentive.
Erick R. Asmussen was appointed Chief Financial Officer and Senior Vice President of Momentive and MPM on May 26, 2015 and a director of MPM on August 28, 2015. Prior to joining Momentive, Mr. Asmussen served as Vice President and Chief Financial Officer of GrafTech International, Ltd. (NYSE:GTI) from September 2013 to May 2015. Mr. Asmussen joined GrafTech in 1999 as the Tax Director. He has also served as GrafTech’s Worldwide Controller and Tax Director from December 1999 to August 2002, Treasurer and Director of Finance from September 2002 to April 2005 and Vice President of Strategy, Planning and Corporate Development from May 2005 to August 2013. Prior to GrafTech, Mr. Asmussen worked in various financial positions with Corning Incorporated, AT&T Corporation and Arthur Anderson LLP. Mr. Asmussen’s position with the Company, his management experience and skills in financial leadership qualify him to serve as a director of Momentive.

John D. Moran was appointed Senior Vice President, General Counsel and Secretary for Momentive and MPM and a director of MPM on September 21, 2015. Prior to joining Momentive, Mr. Moran served as General Counsel, Vice President and Secretary of GrafTech International, Ltd. since April 2009, where his primary responsibilities included corporate governance, regulatory compliance, commercial and transactional matters and oversight of the legal and corporate secretary functions. Mr. Moran joined GrafTech in May 2006 as Deputy General Counsel and previously held senior legal positions at Corrpro Companies, Inc. and Sealy Corporation. Mr. Moran’s position with the Company and his business and legal experience qualify him to serve as a director of Momentive.

Mahesh Balakrishnan was appointed a director of Momentive on October 24, 2014, pursuant to the Plan. Mr. Balakrishnan is a Managing Director in Oaktree’s Opportunities Funds. He joined Oaktree in 2007 and has been focused on investing in the chemicals, energy, financial institutions, real estate and shipping sectors. Mr. Balakrishnan has worked with a number of Oaktree’s portfolio companies and currently serves on the boards of STORE Capital Corp. (specialty REIT) and Star Bulk Carriers Corp. He has been active on a number of creditors’ committees, including ad hoc committees, during in the Lehman Brothers and LyondellBasell restructurings. Prior to Oaktree, Mr. Balakrishnan spent two years as an analyst in the Financial Sponsors & Leveraged Finance group at UBS Investment Bank. Mr. Balakrishnan serves as a director of Momentive at the discretion of certain investment funds managed by Oaktree Capital Management, which funds hold a substantial equity interest in Momentive.

Bradley J. Bell was appointed a director of Momentive on October 24, 2014, pursuant to the Plan, and as Chairman of the Board on December 15, 2014. Mr. Bell also has served on the Board of Directors of Chemours Corporation since July 2015, chairing the Audit Committee, and of Hennessy Capital Acquisition Corp. II since July 2015 where he chairs the Audit Committee and is a member of the Nominating & Corporate Governance and Compensation Committees. During the past five years, Mr. Bell served on the Boards of Directors of IDEX Corporation from 2001 to 2015, Compass Minerals Corporation from 2003 to 2015, and Hennessy Capital Acquisition Corp. from 2014 to 2015. Mr. Bell was Executive Vice President and Chief Financial Officer at Nalco Holding Co. (formerly known as Nalco Chemical Co.) from November 2003 to September 2010. He also served as a Senior Vice President and Chief Financial Officer of Rohm & Haas Co. from 1997 to May 2003. In light of Mr. Bell’s extensive finance and business experience and over 20 years’ experience of serving on Boards of Directors of publicly traded companies, we believe it is appropriate for Mr. Bell to serve as a director of Momentive.

John D. Dionne was appointed as a director of Momentive on October 24, 2014, pursuant to the Plan. He is a Senior Advisor of the Blackstone Group and a Lecturer in the Finance Unit at the Harvard Business School. Until he retired from his position as a Senior Managing Director at Blackstone in 2013, Mr. Dionne was Global Head of its Private Equity Business Development and Investor Relations Groups and also served as a member of Blackstone’s Private Equity Investment and Valuation Committees. Mr. Dionne originally joined Blackstone in 2004 as the Founder and Chief Investment Officer of the Blackstone Distressed Securities Fund, the firm’s initial entry into the single-manager hedge fund business, with peak assets under management of over $2 billion. During this period, he also served on the Investment Committees of Blackstone’s GSO and Kalix investment businesses. Before joining Blackstone, Mr. Dionne was for several years a Partner and Portfolio Manager for Bennett Restructuring Funds, a multi-billion dollar hedge fund specializing in financially troubled companies, during which time he also served on several official and ad-hoc creditor committees. He is a Chartered Financial Analyst and Certified Public Accountant (inactive). Mr. Dionne also serves on the Board of Directors of Pelmorex Media Inc. since September 2013, and on the Board of Directors and the Audit Committee of Cengage Learning, Inc. since April 2014. Mr. Dionne’s extensive finance and business experience qualifies him to serve as a director of Momentive.

Robert Kalsow-Ramos was appointed a director of Momentive on October 24, 2014, pursuant to the Plan. Mr. Kaslow-Ramos is a Principal in Apollo Global Management’s Private Equity Group, where he has worked since 2010. Prior to joining Apollo, Mr. Kalsow-Ramos was a member of the Transportation Investment Banking Group at Morgan Stanley from 2008 to 2010. He also serves on the Board of Directors of Hexion Holdings, which is affiliated with Apollo. Within the past five years, Mr. Kalsow-Ramos was a member of Noranda Aluminum Holding Corporation Board of Directors. He is a member of the Audit Committee of the Board of Directors of Momentive. Mr. Kalsow-Ramos’ position with Apollo and his extensive finance and business experience, which gives him insights into strategic and financial matters, qualifies him to serve as a director of Momentive.

Scott M. Kleinman was appointed a director of Momentive on October 24, 2014, pursuant to the Plan. He served as a director of the Company from October 1, 2010 to October 24, 2014. Mr. Kleinman is the Lead Partner for Private Equity at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of the following companies affiliated with Apollo: Hexion Holdings, CH2M Hill Companies, Ltd., Vectra Corp., and Verso Corporation. Within the past five years, Mr. Kleinman was also a director of Verso Paper Holdings, LLC, Noranda Aluminum Holding Corporation, Realogy Holdings Corp., Momentive Specialty Chemicals Inc., LyondellBasell Industries N.V., and Taminco Corporation. He is a member of the Nominating and Governance Committee of the Board of Directors of MPM Holdings Inc. In light of our ownership structure and Mr. Kleinman’s position with Apollo, and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve as a director of Momentive.

Julian Markby was appointed a director of Momentive on October 24, 2014, pursuant to the Plan. He served as a director of the Company from April 2013 to October 2014. Mr. Markby has been an independent financial consultant and corporate director since 2005. Previously, Mr. Markby was an investment banker for over 25 years, most recently at Wasserstein Perella and Dresdner Kleinwort Wasserstein for over 8 years. He is also a member of the Board and Chair of the Audit Committee of Thiele Kaolin Company, a director and Chair of the Audit Committee of Siguler Guff Small Business Credit Opportunities Fund, Inc., and Board Observer and the Voting Proxy for JPMorgan’s interest in Ligado Networks. Within the past five years, Mr. Markby also served as a director of SP Fiber Holdings, Inc., Altegrity, Inc., and NewPage Corporation. He is Chair of the Audit Committee of the Board of Directors of Momentive. Mr. Markby’s extensive finance and business experience qualifies him to serve as a director of Momentive.

Jeffrey M. Nodland was appointed a director of Momentive on December 7, 2015. He has an extensive track record of executive leadership within the specialty chemicals, industrial manufacturing and consumer products sectors. He currently serves as President and Chief Executive Officer of KIK Custom Products, a manufacturer of both national and retailer brand consumer products throughout North America and a leader in manufacturing of chemicals for the pool and spa markets. Mr. Nodland previously served as President of Hexion Specialty Chemicals Inc.’s Coatings & Inks Division and President and Chief Operating Officer of Resolution Specialty Materials. In addition, Mr. Nodland served as President and Chief Operating Officer of Resolution Performance Products, CEO and President of McWhorter Technologies and held several management roles for The Valspar Corporation. Mr. Nodland served as a member of the Board of Directors of California Products Corporation and also previously served on the Board of Directors of Texas Petrochemicals Group. In light of Mr. Nodland’s extensive finance and business experience, we believe it is appropriate for Mr. Nodland to serve as a director of Momentive.

Jason G. New was appointed a director of Momentive on October 24, 2014, pursuant to the Plan. He is a Senior Managing Director of The Blackstone Group and Head of Special Situation Investing for GSO Capital Partners. Mr. New focuses on managing GSO’s public investment portfolio with a specific emphasis on stressed and distressed companies and on sourcing direct special situation investment opportunities. Mr. New is a member of the GSO Investment Committee. Before joining GSO Capital in 2005, Mr. New was a senior member of Credit Suisse’s distressed finance group. Mr. New joined Credit Suisse in 2000 when it acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a member of DLJ’s restructuring group. Prior to joining DLJ in 1999, he was an associate with the law firm Sidley Austin LLP where he practiced law in the firm’s corporate reorganization group. He has been a Director of Eastman Kodak Company since September 2013 and he served as Director of Cheniere Energy, Inc. Mr. New serves as a director of Momentive at the discretion of GSO Capital Partners, which holds a substantial equity ownership interest in Momentive.

David B. Sambur was appointed a director of Momentive on October 24, 2014, pursuant to the Plan. He served as a director of the Company from October 1, 2010 to October 24, 2014. He is a Partner at Apollo, where he has worked since 2004. He was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. from 2002 to 2004. He is also a director of AP Gaming Holdco, Inc., Hexion Holdings Inc., Verso Corporation, Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., and Caesars Acquisition Company, all companies affiliated with Apollo. Within the past five years, Mr. Sambur was a member of the Verso Paper Holdings LLC Board of Managers and the MPM and Hexion Boards of Directors. He is a member of the Compensation Committee of the Board of Directors of Momentive. In light of our ownership structure and Mr. Sambur’s position with Apollo, and his extensive financial and business experience, we believe it is appropriate for Mr. Sambur to serve as a director of Momentive.

Marvin O. Schlanger was appointed a director of Momentive on October 24, 2014, pursuant to the Plan. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Prior to October 1998, he held various positions with ARCO Chemical Company, serving as President and Chief Executive Officer from May 1998 to July 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. He served as Chairman and Chief Executive Officer of Resolution Performance Products LLC and RPP Capital Corporation from November 2000 and Chairman of Resolution Specialty Materials Company from August 2004 until the formation of Hexion Specialty Chemicals, Inc. in May 2005. Mr. Schlanger is also a director and the Chairman of the Board of CEVA Group Plc, and a director of UGI Corporation, UGI Utilities Inc., Amerigas Partners, LP, Vectra Corporation, and Hexion Holdings, LLC. Mr. Schlanger was formerly Chairman of the Supervisory Board of LyondellBasell Industries N.V. and Chairman of Covalence Specialty Materials Corp. He also serves on the Board of WHYY public television in the Philadelphia region. He is Chair of the Environmental, Safety and Health Committee of the Board of Directors of Momentive. Mr. Schlanger’s extensive finance and business experience qualifies him to serve as a director of Momentive.

Committees of the Board of Directors

Audit Committee

Our audit committee consists of Messrs. New, Markby and Kalsow-Ramos, with Mr. Markby serving as its chairman. Each of Messrs. New, Markby and Kalsow-Ramos qualifies as an audit committee financial expert as defined in Item 407(d) of Regulation S-K. Mr. Markby meets the independence and the experience requirements of the federal securities laws.

The principal duties and responsibilities of our audit committee are as follows:

•	to monitor our accounting, internal control and external reporting policies and practices;

•	to oversee the integrity of our financial statements;

•	to oversee the independence, qualifications and performance of the independent auditor (including appointment, termination and compensation of the independent auditor);

•	to oversee the performance of our internal audit function; and

•	to oversee our compliance with legal, ethical and regulatory matters as well as our standards of business.

The audit committee has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Compensation Committee

Our compensation committee consists of Messrs. Balakrishnan, Sambur and Bell, with Mr. Bell serving as its chairman.

The principal duties and responsibilities of our compensation committee are as follows:

•	to provide oversight on the design and implementation of the compensation policies, strategies, plans and programs for our key employees and outside directors and disclosure relating to these matters;

•	to review and make recommendations to the Board of Directors with respect to the compensation of our chief executive officer and other executive officers;

•	to evaluate the performance of the chief executive officer;

•	to approve or and make recommendations to the Board of Directors with respect to the employment agreements, separation packages and severance benefits of executive officers;

•	to monitor and make recommendations with respect to management succession planning; and

•	to provide oversight on the regulatory compliance with respect compensation matters.

Nominating and Governance Committee

Our nominating and governance committee consists of Messrs. Bell and Kleinman, with Mr. Bell serving as its chairman.

The principal duties and responsibilities of the nominating committee are as follows:

•	to oversee the selection of members of the Board of Directors;

•	to develop and recommend to the Board of Directors corporate governance guidelines;

•	to oversee the evaluation of the Board of Directors, management and each Board committee.

•
to establish criteria for board and committee membership and recommend to the Board of Directors proposed nominees for election to the Board of Directors and for membership on committees of the Board of Directors; and

•	to oversee and review the policy and process for stockholder communication to the Board of Directors.

Environment, Health and Safety Committee

Our environment, health and safety committee consists of Messrs. Nodland, Dionne and Schlanger, with Mr. Schlanger serving as its chairman.

The principal duties and responsibilities of the environmental, health and safety committee are as follows:

•	to oversee the environmental, health and safety compliance programs and initiatives;

•	to oversee compliance with environmental, health and safety indemnifications;

•	to monitor our environmental, health and safety performance statistics;

•	to recommend the general budget for environmental, health and safety capital spending; and

•	to oversee environmental, health and safety audit program.

Other Committees

Our Bylaws provide that our Board of Directors may establish one or more additional committees. In addition to Momentive’s four standing committees, in connection with the Emergence, the Board of Directors created a special committee (the “Special Committee”) to assist in identifying and hiring a permanent Chief Executive Officer, a permanent Chief Financial Officer and a permanent General Counsel. The Special Committee consists of Messrs. Balakrishnan, Bell and Sambur, with Mr. Bell serving as its chairman.

Code of Ethics
We have adopted a Code of Conduct that applies to our directors, officers and employees. These standards are designed to deter wrongdoing and to promote the honest and ethical conduct of all employees. The Code of Conduct is posted on our website: www.momentive.com under “Investor Relations - Corporate Governance” Any substantive amendment to, or waiver from, any provision of the Code of Conduct with respect to any senior executive or financial officer will be posted on this website.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Overview

In this Compensation Discussion and Analysis, we describe our process of determining the compensation and benefits provided to our “Named Executive Officers” (“NEOs”). Our 2015 NEOs are: John G. Boss, President and Chief Executive Officer (our “CEO”); Erick R. Asmussen, Senior Vice President and Chief Financial Officer (our “CFO”); John D. Moran, Senior Vice President, Secretary and General Counsel, and Brian D. Berger, former Interim Chief Financial Officer. Mr. Berger served as Interim Chief Financial Officer of the Company until May 26, 2015, when Mr. Asmussen was hired, after which Mr. Berger became Vice President, Business Services.
Oversight of the Executive Compensation Program
The Board of Directors of the MPM’s parent holding company, Momentive (“Board”), is responsible for our governance. The Board established a Compensation Committee of the Board (the “Committee”) whose responsibility includes reviewing and making recommendations relevant to compensation and benefits of the CEO and other NEOs. The Board has delegated full authority to the Committee related to certain compensatory plans. All executive compensation decisions made during 2015 for our NEOs were made or approved by the Committee.
The Committee sets the principles and strategies that guide the design of our executive compensation program. The Committee annually evaluates the performance and compensation levels of the NEOs. This annual compensation review process includes an evaluation of key objectives and measurable contributions to ensure that incentives are not only aligned with our strategic goals, but also enable us to attract and retain a highly qualified and effective management team. Based on this evaluation, the Committee approves each executive officer’s compensation level, including base salary and annual and long-term incentive opportunities.
Use of Compensation Data
In order to obtain a general understanding of compensation practices when setting total compensation levels for our NEOs, the Committee considers broad-based competitive market data on total compensation packages provided to executive officers with similar responsibilities at comparable companies. Such companies include those within the chemical industry, as well as those with similar revenues and operational complexity outside the chemical industry. As warranted, the Committee will use data obtained from third-party executive compensation salary surveys when determining appropriate total compensation levels for our NEOs.
Executive Summary
Executive Compensation Objectives and Strategy
Our executive compensation program has been designed to set compensation and benefits at a level that is reasonable, internally fair and externally competitive. Specifically, the Committee has been guided by the following objectives:

•
Pay for Performance. We emphasize pay for performance based on achievement of company operational and financial objectives and the realization of personal goals. We believe that a significant portion of each executive’s total compensation should be variable and contingent upon the achievement of specific and measurable financial and operational performance goals.

•
Align Incentives with Shareholders. Our executive compensation program is designed to focus our NEOs on our key strategic, financial and operational goals that will translate into long-term value creation for our shareholders.

•
Balance Critical Short-Term Objectives and Long-Term Strategy. We believe that the compensation packages we provide to our NEOs should include a mix of short-term, cash-based incentive awards that encourage the achievement of annual goals, and long-term cash and equity elements that reward long-term value creation for the business.

•
Attract, Retain and Motivate Top Talent. We design our executive compensation program to be externally competitive in order to attract, retain and motivate the most talented executive officers who will drive company objectives.

•	Pay for Individual Achievement. We believe that each executive officer’s total compensation should correlate to the scope of his or her responsibilities and relative contributions to our performance.
2015 Executive Compensation Highlights

The following summary highlights the Committee’s key compensation decisions effective for 2015:

•
On March 12, 2015, the Board approved the MPM Holdings Inc. Management Equity Plan (the “MPMH Equity Plan”). Under the MPMH Equity Plan, Momentive can award up to 3,818,182 shares, which may consist of options, restricted stock units, restricted stock and other stock-based awards. The restricted stock units are non-voting units of measurement which are deemed to be equivalent to one common share of Momentive. The options are options to purchase common shares of Momentive. The awards contain restrictions on transferability and other typical terms and conditions.

•
On April 10, 2015, the Committee approved grants under the MPMH Equity Plan of restricted stock units and options to certain of our key managers, including Messrs. Boss and Berger. In addition, in July and September, the Committee approved grants for Messrs. Asmussen and Moran, respectively, as detailed below under Long Term Incentive Awards.

•
We adopted an annual cash incentive plan for 2015 (the “2015 ICP”), which was designed to reward participants, including our NEOs for achieving specific financial and environmental, health and safety goals.

•
We implemented our annual merit increases to base salary in July for certain NEOs. The Committee determined that those measured increases were merited in light of their achievement of specific company, division, and other goals. Messrs. Asmussen and Moran did not receive merit increases because they were new hires in 2015.

•	We are not currently required to hold a shareholder advisory “say-on-pay” vote.
Evaluating Company and Individual Performance

In determining 2015 compensation, the Committee considered the following accomplishments of our NEOs in 2014:

Mr. Boss, our President and Chief Executive Officer: Mr. Boss was hired in March 2014 and served as the President of the Silicones & Quartz Division until October 24, 2014. He was then named interim Chief Executive Officer, and became CEO on December 15, 2014. The Committee considered his efforts in stabilizing the business in an inherently challenging environment as well as his overall contributions to the balance sheet restructuring initiatives.

Mr. Berger, our Interim Chief Financial Officer: The Committee considered his efforts to provide leadership stability and expertise across both the business and his global function during a challenging business environment. He successfully managed a wide range of changing initiatives including assumption of interim leadership roles, implementing changes to our accounting system and delivering upon requirements of a balance sheet restructure.

Mr. Asmussen, our CFO, was hired in May 2015 pursuant to an employment letter that governs his compensation and other terms of employment. Mr. Moran, our Senior Vice President, Secretary and General Counsel, was hired in September 2015 pursuant to an employment letter that governs his compensation and other terms of employment.
Components of Our Executive Compensation Program
The principal components of our executive compensation program during 2015 were as follows:

Type	Components
Annual Cash Compensation	Base Salary
Annual Incentive Awards
Discretionary Awards
Long-Term Incentives	Equity Awards
Long-Term Cash Awards
Benefits	Health, Welfare and Retirement Benefits
Other	Severance Benefits

The following section describes each of these components in further detail.
1. Annual Cash Compensation
Base Salaries
The annual base salaries of our NEOs are designed to be commensurate with professional status, accomplishments, scope of responsibility, overall impact on the organization, and size and complexity of the business or functional operations managed. The annual base salaries of our NEOs are also intended to be externally competitive with the market.
The Board, the Committee, the CEO or one of his direct reports, as applicable (the “Compensation Decision Maker”), reviews each NEO’s base salary (i) annually, in conjunction with the annual performance review conducted globally for non-bargained salaried employees, and (ii) in conjunction with new hires, promotions or significant changes in job responsibilities. In approving increases to base salaries, the Compensation Decision Maker considers various factors, such as job performance, total target compensation, impact on value creation and the externally competitive marketplace. Typically, annual performance reviews are conducted in the second quarter of the calendar year and determine whether any increase to base salary is merited based on the prior year’s performance. Base salary increases for our NEOs are generally not effective until July.

In July 2015, Messrs. Boss and Berger received a merit increase in base salary in recognition of accomplishments in 2014 (described above under “Evaluating Company and Individual Performance”). The base salary and merit increase for 2015 are shown in the table below. Messrs. Asmussen and Moran were hired in 2015, and the base salary of each is shown in the table below:

Name	2014 Base Salary ($)	2015 Base Salary ($)	2015 Increase (%)
Mr. Boss	585,000	605,500	3.5%
Mr. Berger	266,475	275,800	3.5%
Mr. Asmussen	—	425,000	—
Mr. Moran	—	390,000	—
Annual Incentive Awards
Our annual incentive compensation plan is a short-term performance-based incentive designed to reward participants for delivering increased value to the organization against specific financial and other critical business objectives. Annual incentive compensation is targeted at a level that, when combined with base salary and other components of our total rewards program, is intended to yield total annual compensation that is competitive in the external marketplace. When business performance exceeds target levels, the annual incentive compensation, when combined with base salary and other components of our total rewards program, is intended to yield total annual compensation above the market median.
The performance targets for the applicable components of the annual incentive compensation plan are identical for executives and other eligible, salaried employees. We strive to set annual incentive award targets that are achievable only through strong performance, believing that this motivates our executives and other participants to deliver ongoing value creation, while allowing us to attract and retain highly talented senior executives. Performance measures typically include financial and operational objectives and may take into consideration a number of factors, such as our prior-year performance; current market trends; working capital projections; the realization of planned productivity initiatives; expansion plans; new product development; environmental, health and safety, and other strategic factors that could potentially impact operations.
The 2015 Annual Incentive Compensation Plan
In early 2015, the Committee approved the 2015 annual incentive compensation plan for employees of the Company and its subsidiaries, which we refer to as the “2015 ICP.” Under the 2015 ICP, our NEOs and other eligible participants had the opportunity to earn annual cash incentive compensation based upon the achievement of certain financial and environmental health and safety (EH&S) goals.
The performance goals were established based on the following measures:

Performance Goal	Description	2015 Target
Segment EBITDA
Segment EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain noncash, certain other income and expenses and discontinued operations) was used as the primary profitability measure for determining the level of financial performance for management and executive annual incentive compensation purposes.

See Item 7 of Part II of this Annual Report for a reconciliation of Segment EBITDA to Net (Loss)Income.

The Momentive Segment EBITDA target for 2015 was set based upon factors including, but not limited to, competitive business dynamics in the markets, raw material trends, anticipated business unit growth and business unit budget projections. For the 2015 ICP, the targeted Momentive Segment EBITDA was $263 million.

Cash Flow
Cash flow encompasses Segment EBITDA, net trading capital improvement and/or usage, capital spending and interest paid along with other smaller operating cash flow items such as income taxes paid and pension contributions. The purpose of this component is to increase focus on cost control and cost reduction actions to preserve an adequate amount of liquidity to fund operations and capital expenditures, service debt and ultimately sustain the business through difficult economic cycles.

The cash flow targets were established as a result of the budget process. For the 2015 ICP, the targeted operational cash flow was a net generation of cash equal to $172 million.
Environmental Health & Safety (“EH&S”)
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a core value and a critical focus for all employees.

For the 2015 ICP, we established metrics based upon four components: Safety Culture Program Progress, Occupational Injury & Illness Rate (OIIR), Process Safety Incidents and Environmental Incidents. The 2015 ICP goal for Momentive represents > 25% improvement from prior year actual statistics for recurring metrics. The newly introduced Safety Culture Program Progress metric is intended to continue to drive focus and improvement in our ongoing commitment to the culture and communities in which we operate.

Each of the 2015 performance goals was measured independently such that a payout of one element was not dependent upon the achievement of the others. This was intended to keep employees focused on driving continuous improvement in EH&S and cash flow, in addition to EBITDA.
Awards under the 2015 ICP were calculated as follows: Each participant was designated a target award under the 2015 ICP based on a percentage of his or her base salary, which varies per participant based on the scope of the participant’s responsibilities and externally competitive benchmarks. For 2015, the target bonus percentage for Mr. Boss was increased to 100% while the target bonus percentage for Mr. Berger remained consistent with the prior year. The target bonus percentage for Messrs. Asmussen and Moran were established based on market data and employment negotiations at the time of hire. Payout of the target award was based on the achievement of the performance goals described above, subject to a sliding scale and the relative weightings of the performance goals noted in the table below. Depending upon alignment, (i) achievement of Segment EBITDA equal to 92% of target would be necessary in order for a participant to earn the minimum 30% of the allocated target award for the EBITDA component, and (ii) achievement of approximately 115% of the Segment EBITDA target would be necessary in order for a participant to earn the maximum 200% of his or her target award for the Segment EBITDA component. The payment range for achieving the EH&S goals, which account towards 10% of the bonus determination, was 50% (threshold), 100% (target) and 200% (maximum) of the allocated target award for all the environmental components. The payment range for achieving the performance goals for Cash Flow, which account towards 30% of the bonus determination, was 50% (minimum), 100% (target) and 200% (maximum) of the allocated target award for the Cash Flow component.

The following table summarizes the target awards, performance measures, weightings, achievements and payouts for the 2015 ICP awards granted to our NEOs. We did not achieve threshold Segment EBITDA or Cash Flow for 2015, and accordingly no payout was earned with respect to those performance measures. The 2015 ICP awards are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table shown on page 136.

Name	Incentive Target (% of Base Salary)	Target Award ($)	Performance Criteria / Weighting %	Performance Achieved (%)	Actual 2015 ICP Payout ($)
J. Boss	100%	605,500	Momentive Segment EBITDA / 60%	—%	—
			EH&S Goals / 10%	10%	60,550
			Momentive Cash Flow / 30%	—%	—
B. Berger	35%	96,530	Momentive Global EBITDA / 60%	—%	—
			EH&S Goals / 10%	10%	9,653
			Momentive Cash Flow / 30%	—%	—
E. Asmussen	65%	276,250	Momentive Global EBITDA / 60%	—%	—
			EH&S Goal / 10%	10%	27,625
			Momentive Cash Flow / 30%	—%	—
J. Moran	55%	53,625	Momentive Global EBITDA / 60%	—%	—
			EH&S Goal / 10%	10%	5,363
			Momentive Cash Flow / 30%	—%	—
2. Long-Term Incentive Awards
Equity Awards
The Committee believes that equity awards play an important role in creating incentives to maximize Company performance, motivating and rewarding long-term value creation, and further aligning the interests of our executive officers with those of our shareholders.
Our current long-term incentive strategy includes the use of periodic grants, rather than ongoing annual grants of equity. The Committee believes that periodic grants provide an incentive toward a long-term projected value. Our equity awards contain time, performance and service vesting requirements. Awards that are conditioned on time and service vesting requirements function as a retention incentive, while awards that are conditioned on performance and service vesting requirements are linked to the attainment of specific long-term objectives.
On March 12, 2015, the Board approved the MPMH Equity Plan under which, Momentive can award options, restricted stock units, restricted stock and other stock-based awards, qualifying as equity classified awards in accordance with ASC 718 “Compensation - Stock Compensation”. The purpose of the MPMH Equity Plan is to assist us in attracting, retaining, incentivizing and motivating employees and to promote the success of our business by aligning participant interests with those of our stockholders. On April 10, 2015, the Committee approved grants under the MPMH Equity Plan of restricted stock units and options to certain of our key managers, including certain of our NEOs. Subsequently, on both July 20, 2015 and September 24, 2015, additional grants were approved under the MPMH Equity Plan of restricted stock units and options to newly hired NEOs. On July 20, 2015, the Committee approved a grant for Mr. Asmussen of 50,400 restricted stock units and 117,600 options, pursuant to a commitment contained in his employment agreement. On September 24, 2015, the Committee approved a grant for Mr. Moran of 29,400 restricted stock units and 68,600 options, pursuant to a commitment contained in his employment agreement.

The MPMH Equity Plan is described further in the “Narrative to Outstanding Equity Awards Table” below.
Cash Awards
From time to time, the Committee approved long-term cash awards or plans for our key employees, including our NEOs. These awards were designed to pay over extended performance periods, subject to the achievement of specified, measurable performance goals, and were further conditioned upon continued employment. As such, these awards are useful in providing a defined value for achievement of our financial targets, as well as leadership stability. In addition, long-term cash awards help complement equity awards that are not yet liquid.
Retaining key talent during difficult business cycles has been a critical focus for the Company in recent years. In 2012, key employees, including our NEOs, received awards under a long-term cash plan (the “2012 LTIP”). Awards granted under the 2012 LTIP were determined using a multiplier of the participant’s base salary. Payment of 50% of the total award was based upon continued service through April 2015 and payment of 50% of the total award was subject to the achievement of specific financial performance goals as well as continued service conditions.
It became apparent to the Committee in early 2015 that the performance goals under the 2012 LTIP would likely never be achieved due to the Company’s balance sheet restructuring. Therefore, to ensure the continued retention of key talent during a critical period of challenging business conditions, in March 2015, the Board approved modified performance targets and other terms for the performance based component of the 2012 LTIP based upon 2015 performance targets (the “2012 Modification”).

The only NEO whose award was modified was Mr. Berger. Under such modification, 50% of his target award that was originally payable upon the achievement of EBITDA goals of Hexion Holdings became, in lieu of such terms, payable upon the achievement of the EBITDA and free cash flow goals of Momentive for the 2015 fiscal year, subject to continued employment. The remaining 50% of his target award remained and was paid in April 2015 and is included in the Summary Compensation Table.
Cash awards were paid to Mr. Berger during 2015 aggregating to $218,350. These awards included the time based component of the 2012 LTIP, an incentive award for project leadership through the balance sheet restructuring process and a special project bonus award. No other cash awards were made to our NEOs for services performed in 2015.

3. Benefits
The Company provides a comprehensive group of benefits to eligible employees, including our NEOs. These include health and welfare benefits as well as retirement benefits. Our benefit programs are designed to provide market competitive benefits for employees and their covered dependents.
Each of our NEOs participates in qualified defined contribution retirement plans on substantially the same terms as other participating employees. In addition, because individuals are subject to U.S. tax limitations on contributions to qualified retirement plans, MPM previously adopted a defined contribution Supplemental Executive Retirement Plan (the “MPM SERP”), a non-qualified plan, to provide these employees, including our NEOs, with an incremental benefit on eligible earnings above the U.S. tax limits for qualified plans. Our NEOs are eligible to participate in the non-qualified plans on the same basis as our other highly compensated salaried employees.
Our savings plan, a defined contribution plan (the “MPM 401(k) Plan”), covers our U.S. employees. This plan allows eligible exempt employees to make pre-tax contributions from 1% to 15% of eligible earnings for employees who meet the definition of highly-compensated employees and 30% for all other employees up to the U.S. tax limits for qualified plans. Our NEOs are eligible to receive matching contributions from us equal to 100% on contributions of up to 5% of eligible earnings. In addition, we make an annual retirement contribution ranging from 3% to 7% of eligible compensation, depending on years of benefit service, to eligible employees actively employed on the last day of the year. An additional company matching contribution may be made if we achieve specified annual financial goals established at the beginning of each plan year.
There were no significant changes to our benefit plans in 2015 that would impact our NEOs. These plans are described in the Narrative to the Pension Benefits Table and Narrative to the Nonqualified Deferred Compensation Table below.
4. Other
Change-in-Control and Severance Benefits
Our NEOs are generally entitled to certain limited change-in-control and severance protections. We believe that appropriate change-in-control and severance protections accomplish two objectives. First, they create an environment where key executives are able to take actions in the best interest of the Company without incurring undue personal risk. Second, they foster management stability during periods of potential uncertainty. We are also cognizant that excessive pay in the way of change-in-control and severance protection would not be in the best interest of the Company because such pay may encourage undue risk-taking. In an attempt to balance the delicate equation, the Committee has determined to provide these benefits very selectively. The change-in-control and severance benefits payable to our NEOs are discussed in the Narrative to the Summary Compensation Table and in the discussion on Potential Payments Upon Termination of Employment, below.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)
The Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Committee recommended to the Board that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K.

Compensation Committee of the Board of Directors

Bradley J. Bell (Chairman)
Mahesh Balakrishnan
David B. Sambur
 __________________________________________

(1)
SEC filings sometimes “incorporate information by reference.” This means we are referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless we specifically state otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

Summary Compensation Table - Fiscal 2015
The following table provides information about the compensation for the years ended December 31, 2015 and 2014 for Chief Executive Officer, our current and former Chief Financial Officers and our General Counsel. We collectively refer to these four individuals as our NEOs.

The compensation for those NEOs who provide services to us is shown regardless of the source of compensation or the cost allocations of any compensation amounts under the Shared Services Agreement.
SUMMARY COMPENSATION TABLE - FISCAL 2015

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g) (1)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i) (2)	Total ($) (j)
John G. Boss President and Chief Executive Officer	2015	597,815	800,000	2,066,341	1,843,919	60,550	—	49,986	5,418,611
	2014	427,500	590,582	—	—	222,979	—	491,481	1,732,542

Erick R. Asmussen Senior Vice President and Chief Financial Officer	2015	258,269		1,024,632	914,340	27,625	—	39,709	2,264,575

John D. Moran Senior Vice President, General Counsel and Secretary	2015	111,000		597,702	533,365	5,363	—	15,784	1,263,214

Brian D. Berger Vice President, Business Services and Former Interim Chief Financial Officer	2015	273,382	218,350	341,544	304,780	9,653	—	23,601	1,171,310
	2014	260,517	174,150			30,377	—	21,495	486,539
________________________

(1)
The amounts shown in column (g) for 2015 reflect the amounts earned under the 2015 ICP, our annual incentive compensation plan, based on performance achieved for 2015. The material terms of the 2015 ICP are described in the Compensation Discussion and Analysis above. The 2015 ICP awards will be paid in April 2016.

(2)
The amounts shown in column (i) for 2015 include: for Mr. Boss $21,200 of company contributions paid or accrued to the MPM 401(k) Plan and an accrued future contribution of $28,786 to the MPM SERP; for Mr. Berger $21,200 of company contributions paid or accrued to the MPM 401(k) Plan; for Mr. Asmussen $19,239 of company contributions paid or accrued to the MPM 401(k) Plan, and perquesites valued at $13,880 including tax payments made on his behalf of $7,707 and relocation expenses paid in excess of the standard policy in the amount of $6,173.

Grants of Plan-Based Awards – Fiscal 2015
The following table presents information about grants of awards during the year ended December 31, 2015 under the 2015 ICP, the 2012 Modification and the MPMH Equity Plan.

Name (a)		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/share) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Target (#) (g)
John G. Boss
2015 ICP		7,569	605,500	1,211,000
2015 Equity Plan	4/10/2015				101,640		237,160	20.33	3,910,260
Erick R. Asmussen
2015 ICP		3,453	276,520	552,500
2015 Equity Plan	7/20/2015				50,400		117,600	20.33	1,938,972
John D. Moran
2015 ICP		670	53,625	107,250
2015 Equity Plan	9/24/2015				29,400		68,600	20.33	1,131,067
Brian D. Berger
2015 ICP		1,207	96,530	193,060
2015 Equity Plan	4/10/2015				16,800		39,200	20.33	646,324
2012 Cash LTI Modification	5/28/2015	62,500	125,000	125,000
Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
We have employment agreements or employment letters with certain of our NEOs, which provide for their terms of compensation and benefits, severance, and certain restrictive covenants. Further details regarding the severance and restrictive covenant provisions are described below under “Potential Payments upon a Termination or Change in Control”.
Mr. Boss has an employment letter, which provides that his base salary for his first full year of employment will be $585,000 and that he will participate in the 2014 ICP with a target incentive award of 80% of his annualized base salary. Standard relocation and health and welfare benefits are provided in addition to four weeks of paid vacation annually. The agreement provides him with a guaranteed sign-on bonus of $1.3 to be paid over a two-year period beginning July 2014 and ending April 2015. So long as Mr. Boss has not voluntarily resigned or been terminated for cause, he is also entitled to full payment of his sign-on bonus. This sign-on bonus compensated Mr. Boss for the estimated value of the long-term incentive awards he forfeited with his prior employer. He is also guaranteed severance equal to 18 months of base salary in the event that he is terminated without cause. Additional benefits related to executive outplacement and COBRA benefits continuation would also be included as severance. In addition, in the event that Mr. Boss is not granted an equity award with a target value of $8 million, he has the right under his agreement to terminate his employment for “good reason” and receive any unpaid amount of his sign-on bonus, the full amount of his severance and would not be required to repay any relocation benefits received.
Mr. Asmussen has an employment letter, which provides that his base salary for his first year of employment will be $425,000 and that he will be eligible to receive annual cash incentive compensation awards with a target opportunity equal to 65% of his annual base salary. Standard relocation and health and welfare benefits are provided in addition to four weeks of paid vacation annually. The letter also provides that any annual cash incentive award paid to Mr. Asmussen based on the Company’s 2015 performance will be calculated as if Mr. Asmussen had been employed for the entire 2015 calendar year. Mr. Asmussen is also guaranteed severance equal to 12 months of base salary in the event that he is terminated without cause. Additional benefits related to executive outplacement and COBRA benefits continuation would also be included as severance. Also included in Mr. Asmussen’s employment letter was a commitment to submit to the Compensation Committee of our Board of Directors for approval of (x) a grant of an option to acquire 117,600 shares of MPM Holdings, Inc. common stock at an exercise price of no less than the fair market value as of the grant date, and (y) a grant of restricted stock units covering 50,400 shares of Momentive common stock, in each case, subject to vesting provisions set forth in the applicable award agreements.
Mr. Moran has an employment letter, which provides that his base salary for his first year of employment will be $390,000 and that he will be eligible to receive annual cash incentive compensation awards with a target opportunity equal to 55% of his annual base salary. Standard relocation and health and welfare benefits are provided in addition to four weeks of paid vacation annually. The letter also provides that any annual cash incentive award paid to Mr. Moran based on the Company’s 2015 performance will be calculated on a prorated basis for the period of Mr. Moran’s employment during 2015. Mr. Moran is also guaranteed severance equal to 12 months of base salary in the event that he is terminated without cause. Additional benefits related to executive outplacement and COBRA benefits continuation would also be included as severance. Also included in Mr. Moran’s employment letter was a commitment for nomination to the Compensation Committee of our Board of Directors for approval of (x) a grant of an option to acquire 68,600 shares of Momentive common stock at an exercise price of no less than the fair market value as of the grant date, and (y) a grant of restricted stock units covering 29,400 shares of MPM Holdings, Inc. common stock, in each case, subject to vesting provisions set forth in the applicable award agreements.

2015 Annual Incentive Compensation Plan (2015 ICP)

Information on the 2015 ICP targets, performance components, weightings, and payouts for each of our NEOs can be found in the Compensation Discussion and Analysis section of this Report.
2012 Cash LTI Modification (2012 Modification)

Information on the 2012 Modification targets and other details for each of our NEOs can be found in the Compensation Discussion and Analysis section of this Report.
Outstanding Equity Awards - 2015 Fiscal Year-End
The following table presents information about outstanding and unexercised options and outstanding and unvested stock awards held by our NEOs as of December 31, 2015. The securities underlying the awards are shares of common stock of Momentive and were granted under the MPMH Equity Plan. See the Narrative to the Outstanding Equity Awards Table below for a discussion of this plan and the vesting conditions applicable to the awards.

	Option Awards			Stock Awards
Name (a)	Equity Incentive Plan Awards: Number of Securities Underlying Unexcer-cised Unearned Options (#) (b)	Options Exercise Price ($) (c)	Option Expiration Date (d)	Number of Shares or Units of Stock That Have Not vested (#) (e)	Market Value of Shares or Units of Stock That Have Not Vested ($) (f) (1)

John G. Boss
MPMH Equity Plan
Tranche A Options (2)	118,580	20.33	4/10/2025
Tranche B Options (3)	118,580	20.33	4/10/2025
Traanch A RSUs (4)				101,640	1,051,974
Erick R. Asmussen
MPMH Equity Plan
Tranche A Options (2)	58,800	20.33	7/20/2015
Tranche B Options (3)	58,800	20.33	7/20/2015
Traanch A RSUs (4)				50,400	521,640
John D. Moran
MPMH Equity Plan
Tranche A Options (2)	34,300	20.33	9/24/2025
Tranche B Options (3)	34,300	20.33	9/24/2025
Traanch A RSUs (4)				29,400	304,290
Brian D. Berger
MPMH Equity Plan
Tranche A Options (2)	19,600	20.33	4/10/2025
Tranche B Options (3)	19,600	20.33	4/10/2025
Traanch A RSUs (4)				16,800	173,880

_________________

(1)
Because the shares in our ultimate parent, Momentive are not publicly traded, there is no closing market price at the completion of the fiscal year. The market values shown in columns (f) are based on the value of one share of common stock of Momentive as of December 31, 2015, as determined by the Board for management equity transaction purposes.

(2)	This award vests upon a price per share of $30.50 achieved in connection with a sale or IPO.

(3)	This award vests upon a price per share of $40.66 achieved in connection with a sale or IPO.

(4)
This award vests upon the fourth anniversary of the grant date. Upon a sale of Momentive occurring prior to the vesting date, the award shall vest 100% subject to the participant’s continued employment through the effective date of the sale. Upon an Initial Public Offering (“IPO”) occurring prior to the vesting date, the award shall vest pro-rata on the 1st, 2nd, 3rd, and 4th anniversaries of the grant date.

Narrative to Outstanding Equity Awards Table
MPMH Equity Plan
On April 10, 2015, Messrs. Boss and Berger received awards of time-based restricted stock units (“RSUs”) of Momentive and performance-based options to purchase shares of common stock of Momentive under the MPMH Equity Plan. On July 20, 2015 and September 24, 2015, Messrs. Asmussen and Moran, respectively, received awards of time-based restricted stock units (“RSUs”) of Momentive and performance-based options to purchase units of Momentive under the MPMH Equity Plan. The RSUs are non-voting units of measurement which are deemed for bookkeeping purposes to be equivalent to one common share of Momentive.

The RSUs generally become 100% vested upon the fourth anniversary of the grant date. The RSUs may vest earlier upon a change in control event and provide for ratable vesting in the event of an IPO as defined in the plan.

The options generally vest based upon the achievement of certain price-per-share targets either through a sale or an IPO, with certain conditions, as such terms are defined in the plan.
The vesting terms of the RSUs and options described above are each conditioned on the NEO’s continued employment with us through an applicable vesting date. With respect to any RSUs that become vested, such RSUs will be settled in shares of Momentive within sixty (60) days following the applicable vesting date, subject to certain conditions and limitations. The RSUs and options contain restrictions on transferability and other customary terms and conditions.
Option Exercises and Stock Vested - Fiscal 2015
There were no option exercises or RSUs that vested in fiscal 2015. Thus, the “Option Exercises and Stock Vested - Fiscal 2015” table has been omitted from this Report.
Pension Benefits – Fiscal 2015
All of our NEOs were hired after MPM’s qualified and non-qualified defined benefit pension plans were frozen, therefore there are no benefits due upon termination for those plans.
Nonqualified Deferred Compensation – Fiscal 2015
The following table presents information with respect to each defined contribution plan that provides for the deferral of compensation on a basis that is not tax-qualified.
NONQUALIFIED DEFERRED COMPENSATION TABLE - FISCAL 2015

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c) (1)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
John G. Boss
MPM SERP	—	8,375	71	—	8,446
Erick R. Asmussen
MPM SERP	—	—	—	—	—
John Moran
MPM SERP	—	—	—	—	—
Brian Berger
MPM SERP	—	695	10	—	978

_________________

(1)
The amount shown in column (c) for the MPM SERP is included in the All Other Compensation column of the Summary Compensation Table for 2015. These amounts were earned in 2014 and credited to the accounts by the Company in 2015.

Narrative to the Nonqualified Deferred Compensation Table
MPM SERP
MPM adopted the Momentive Performance Materials Inc. Supplemental Executive Retirement Plan (“MPM SERP”) in 2012 to provide certain of its executives and other highly compensated employees, including Messrs. Boss, Berger, Asmussen and Moran, an annual contribution of 5% of eligible earnings above the maximum limitations set by the IRS for contributions to a qualified pension plan. The MPM SERP is an unfunded non-qualified plan. Account credits are made to the plan during the second quarter of each year. Interest credits are provided in the participant’s SERP accounts at an interest rate of 1.4% determined by MPM, which is average annual return of the fixed income fund. This deferred compensation is paid six months following termination of employment.
Potential Payments Upon Termination or Change in Control
Termination Payments
As described above, we have employment agreements or employment letters with Messrs. Boss, Asmussen, and Moran that provide for severance under certain circumstances as well as restrictive covenants.
Under applicable corporate severance guidelines based on the executive's position and length of service, Mr. Berger is entitled to cash severance payments in the event that his employment is terminated without cause. Severance payments under such guidelines are conditioned on the executive's compliance with non-competition and non-solicitation covenants.
Messrs. Boss, Asmussen and Moran have agreements not to compete with us and not to solicit our associates for one year following termination for any reason, as well as confidentiality agreements.

Our equity awards provide for accelerated vesting upon the occurrence of certain change in control events if certain conditions are met, including those related to our stock price.

•
RSUs are also subject to accelerated vesting upon an IPO (as defined in the plan), in which case the RSUs become cumulatively vested as to 25% of the award on each of the first four anniversaries of the date of grant.

•	Upon a sale (as defined in the plan) occurring prior to the scheduled vesting date, the RSUs, to the extent unvested, shall become fully vested, subject to the Grantee’s continued employment.

•	Stock option awards vest only upon a sale or IPO, but only if our stock price exceeds certain thresholds, none of which would have been exceeded as of December 31, 2015.

The following table describes payments our NEOs would have received had the individual’s employment been terminated as of December 31, 2015.

Name	Cash Severance ($) (1)	Estimated Value of Non-Cash Benefits ($) (2)	2015 ICP ($) (3)	Restricted Stock Vesting ($) (4)
John G. Boss	908,250	12,155	60,550	1,051,974
Erick R. Asmussen	425,000	12,810	27,625	521,640
John Moran	390,000	12,810	5,363	304,290
Brian Berger	190,938	13,146	9,653	173,880
_____________

(1)	This column reflects cash severance payments due under the NEOs employment arrangement or under applicable severance guidelines, as described above, based on salary as of December 31, 2015.

(2)	This column reflects the estimated value of health care benefits and outplacement services for the NEOs. The values are based upon the cost of such benefit at December 31, 2015.

(3)
This column reflects the amount earned by each executive under the 2015 ICP, which would be paid if he was employed by us on December 31, 2015, but incurred a termination of employment by us, without cause (or, in the case of Mr. Boss, with good reason) prior to payment. The incentive payment is forfeited if the executive resigns or incurs a termination of employment for cause prior to payment.

(4)	This column reflects the value of RSUs that would have vested assuming that a sale had occurred as of December 31, 2015.

Director Compensation – Fiscal 2015
The following table presents information regarding the compensation earned or paid during 2015 to our directors who are not also NEOs and who served on the Board during the year.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Total ($) (d)
Mahesh Balakrishnan	87,160	75,000	162,160
Bradley J. Bell	122,500	75,000	197,500
John D. Dionne	80,000	75,000	155,000
Robert Kaslow-Ramos	85,000	75,000	160,000
Scott M. Kleinman	80,000	75,000	155,000
Julian Markby	90,000	75,000	165,000
Daniel C. Murphy (2)	52,400	75,000	127,400
Jason G. New	85,000	75,000	160,000
Jeffrey M. Nodland (1)	5,435	—	5,435
David B. Sambur	82,500	75,000	157,500
Marvin O. Schlanger	85,000	75,000	160,000

(1)	Mr. Nodland became a director on December 7, 2015.

(2)	Mr. Murphy resigned his directorship on August 27, 2015 and his RSUs were forfeited.

Narrative to the Director Compensation Table
In March 2015, a new director compensation policy was adopted for Momentive directors. Under this policy, directors receive an annual retainer of $75,000 payable quarterly in arrears, and the Board Chairman receives an additional $25,000 annual retainer, also paid quarterly in arrears. Directors who serve on committees of the Board receive the following annual retainers for their services:

Committee	Member Retainer	Chairperson Retainer
Audit	$10,000	$15,000
Compensation	7,500	12,500
Environmental, Health & Safety	5,000	10,000
Nominating & Governance	5,000	10,000
Retainer amounts payable with respect to any partial quarter of service are pro-rated to reflect the number of days served by the director during such quarter. Directors are also entitled to receive an annual equity grant under the MPMH Equity Plan with a grant date Fair Market Value (as defined in the MPMH Equity Plan) equal to $75,000, in the form and subject to the terms and conditions established by the Committee from time to time in accordance with the MPMH Equity Plan.
EQUITY COMPENSATION PLAN INFORMATION
The following table show the securities authorized for issuance under Momentive's equity compensation plans as of December 31, 2015.

Plan category	Number of securities to be issued upon the exercise of outstanding option and rights (a)	Weighted-average exercise price of outstanding options and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	3,818,182	14	—

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Sambur and Balakrishnan, whose names appear on the Compensation Committee Report above, are employed by Apollo Management, L.P. and Oaktree Capital Management, respectively, two of Momentive’s shareholders. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Momentive is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Momentive’s common stock, as of February 15, 2016, and shows the number of shares of common stock and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of Momentive;

•	each of our 2015 Named Executive Officers;

•	each current member of MPM’s and the Momentive’s Board of Directors; and

•	all of the executive officers and members of the Board of Directors of MPM and Momentive as a group.

As of February 15, 2016, Momentive had 48,028,594 common shares issued and outstanding. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common stock and has not pledged any such stock as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Euro VI (BC) S.à r.l (1)	19,084,966	39.77%
OCM Opps MTIV Holdings, LLC (2)	6,551,657	13.65%
Pentwater Capital Management (3)	3,440,525	7.17%
GSO Capital Partners (4)	3,279,600	6.83%
Carlson Capital (5)	2,402,716	5.01%
Mahesh Balakrishnan (6)	—	—
Bradley J. Bell	12,500	*
John G. Boss	—	—
Erick R. Asmusseen	—	—
John D. Dionne	24,594	*
Robert Kalsow-Ramos (7)	—	—
Scott M. Kleinman (7)	—	—
Julian Markby	2,500	*
John D. Moran	—	—
Jason G. New	—	—
Jeffrey M. Nodland	—	—
David B. Sambur (7)	—	—
Marvin O. Schlanger	—	—
Executive Officers and Directors as a group (8)	39,594	*
*    Less than 1%

(1)
AIF VI Euro Holdings, L.P. (“AIF VI Euro”) is the sole shareholder of Euro VI (BC) S.à r.l. Apollo Advisors VI (EH), L.P. (“Advisors VI (EH)”) is the general partner of AIF VI Euro, and Apollo Advisors VI (EH-GP), Ltd. (“Advisors VI (EH-GP)”) is the general partner of Advisors VI (EH). Apollo Principal Holdings III, L.P. (“Principal III”) is the sole shareholder of Advisors VI (EH-GP). Apollo Principal Holdings III GP, Ltd. (“Principal III GP”) is the general partner of Principal III. Apollo Management VI, L.P. (“Management VI”) is the manager of AIF VI Euro, and AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VI LLC, and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP, and the directors of Principal III GP, and as such may be deemed to have voting and dispositive control of the shares of common stock held of record by Euro VI (BC). The address of Euro VI BC is 7, Val Ste Croix, L-1371 Luxembourg. The address of AIF VI Euro, Advisors VI (EH), Advisors VI (EH-GP), Principal III and Principal III GP is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Street, George Town, KY1-9005 Grand Cayman, Cayman Islands. The address of each of

Management VI, AIF VI LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(2)
The manager of OCM Opps MTIV Holdings, LLC (“Opps MTIV”) is Oaktree Fund GP, LLC (“GP LLC”). The managing member of GP LLC is Oaktree Fund GP I, L.P. (“GP I”). The general partner of GP I is Oaktree Capital I, L.P. (“Capital I”). The general partner of Capital I is OCM Holdings I , LLC (“Holdings I”). The managing member of Holdings I is Oaktree Holdings, LLC (“Holdings”). The managing member of Holdings is Oaktree Capital Group, LLC (‘‘OCG”). The duly elected manager of OCG is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone, Larry Keele, Stephen Kaplan and David Kirchheimer. Each of the managing members, managers, general partners, and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by Opps MTIV, except to the extent of any pecuniary interest therein. Mr. Balakrishnan, an employee of Oaktree Capital Management, L. P., an affiliate of Opps MTIV, has been a Director of the Company since October 24, 2014. The business address for each of the persons and entities named in this footnote is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(3)
Includes (i) 115,210 shares held of record by Pentwater Capital Management LP as investment advisor to Pentwater Event Driven Cayman Fund Limited, (ii) 495,719 shares held of record by Oceana Master Fund Ltd., (iii) 608,466 shares held of record by Amundi Absolute Return Pentwater Fund PLC, (iv) 501,359 shares held of record by Pentwater Capital Management LP as investment advisor to LMA SPC for and on behalf of MAP98 Segregated Portfolio, (v) 23,539 shares held of record by Pentwater Equity Opportunities Master Fund Ltd, (vi) 1,625,707 shares held of record by PWCM Master Fund Ltd, (vii) 10,011 shares held of record by Pentwater Merger Arbitrage Master Fund Ltd and (viii) 36,270 shares held of record by Pentwater Credit Opportunities Master Fund Ltd. Matthew C. Halbower, CIO and CEO of Pentwater Capital Management LP, exercises voting and investment control with respect to the shares held by the entities named in this footnote. The business address for each person and entity named in this footnote 7 is 614 Davis St., Evanston, IL 60201.

(4)
Includes (i) 13,940 shares held of record by FS Global Credit Opportunities Fund (“FS Fund”), (ii) 771,065 shares held of record by GSO Special Situations Fund LP (“Special Situations Fund”), (iii) 49,444 shares held of record by GSO Special Situations Master Fund LP (“Special Situations Master Fund”), (iv) 865,590 shares held of record by GSO Special Situations Overseas Master Fund Ltd (“Special Situations Overseas Master Fund”), (v) 98,023 shares held of record by Steamboat Credit Opportunities Master Fund LP (“Steamboat Fund”), (vi) 120,767 shares held of record by GSO Aiguille des Grands Montets Fund I LP (“Grands Montets Fund I”), (vii) 73,922 shares held of record by each of GSO Aiguille des Grands Montets Fund II LP (“Grands Montets Fund II”) and GSO Aiguille des Grands Montets Fund III LP (“Grands Montets Fund III”), (viii) 97,090 shares held of record by GSO Cactus Credit Opportunities Fund LP (“Cactus Fund”), (ix) 134,155 shares held of record by GSO Churchill Partners LP (“Churchill Partners”), (x) 88,758 shares held of record by GSO Coastline Credit Partners LP (“Coastline Credit Partners”), (xi) 457,082 shares held of record by GSO Credit-A Partners LP (“Credit-A Partners”), and (xii) 435,842 shares held of record by GSO Palmetto Opportunistic Investment Partners LP (“Palmetto Partners”).

FS Global Advisor, LLC (“FS Advisor”) serves as the investment adviser of FS Fund. The investment committee of FS Advisor makes investment decisions on behalf of FS Advisor and has the power to vote or to direct the vote of, and to dispose or to direct the disposition of, the shares held by FS Fund. The members of the investment committee of FS Advisor are Michael C. Forman, Gerald F. Stahlecker, Zachary Klehr and Robert Hoffman. None of FS Advisor or any member of FS Advisor’s investment committee owns any shares directly, and FS Advisor and each member of FS Advisor’s investment committee disclaims beneficial ownership of the shares held by FS Fund, except, in the case of the members of FS Advisor’s investment committee, to the extent of their pecuniary interest therein. The business address of FS Fund, FS Advisor and each member of FS Advisor’s investment committee is 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
GSO Capital Partners LP (“GSO Capital Partners”) is the non-discretionary investment subadviser to FS Advisor. GSO Capital Partners votes at the direction of FS Advisor. GSO Capital Partners is the investment adviser to Special Situations Fund, Special Situations Master Fund, Special Situations Overseas Master Fund, Steamboat Fund, Grands Montets Fund I, Grands Montets Fund II, Grands Montets Fund III, Cactus Fund, Churchill Partners, Coastline Credit Partners, Credit-A Partners and Palmetto Partners. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners. Blackstone Holdings I L.P. (“Blackstone I”) is the sole member of GSO Advisor. Blackstone Holdings I/II GP Inc. (“Blackstone I/II GP”) is the general partner of Blackstone I. The Blackstone Group L.P. (“Blackstone Group”) is the controlling shareholder of Blackstone I/II GP. Blackstone Group Management L.L.C. (“Blackstone Group Management”) is the general partner of Blackstone Group. Blackstone Group Management is controlled by Stephen A. Schwarzman, one of its founders. Each of Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover is an executive of GSO Capital Partners and may be deemed to have shared voting power and/or investment power with respect to the shares held by funds managed or advised by GSO Capital Partners. Each of such persons disclaims beneficial ownership of the shares directly held by such funds (other than such funds to the extent of their direct holdings).
Jason New, Senior Managing Director of Blackstone Group (an affiliate of GSO Capital Partners), has been a Director of the Company since October 24, 2014. Mr. New disclaims any beneficial ownership of the shares of our common stock held by the foregoing entities. In the ordinary course of business, GSO Capital Partners and its affiliates, including Blackstone Group manage, advise or sub-advise certain funds whose portfolio companies may have relationships with the Company. The business address for each of the persons and entities named in this footnote, unless otherwise stated, is 345 Park Avenue, 31st Floor, New York, NY 10154.

(5)
Includes (i) 2,294,199 shares held of record by Double Black Diamond Offshore Ltd. (“Double Black Diamond”), of which 1,333,695 shares may be offered for sale, and (ii) 108,517 shares held of record by Black Diamond Offshore Ltd. (“Black Diamond”), of which 63,530 shares may be offered for sale. The investment advisor of each of Black Diamond and Double Black Diamond is Carlson

Capital, L.P., and the general partner of Carlson Capital, L.P. is Asgard Investment Corp. II. The sole stockholder of Asgard Investment Corp. II. is Asgard Investment Corp., and Clint D. Carlson is its controlling person. The business address of each person and entity named in this footnote is 2100 McKinney Ave, Suite 1800, Dallas, TX 75201.

(6)	The address for Mr. Balakrishnan is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(7)	The address of each of Messrs. Kalsow-Ramos, Kleinman and Sambur is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(8)	Unless otherwise indicated, the address of each person listed in this table is c/o Momentive Performance Materials Inc., 260 Hudson River Road, Waterford, NY 12188.
Equity Compensation Plans
In March 2015, the Momentive Board of Directors adopted MPMH Equity Plan, which provides for the grant of various equity awards to persons or entities who provide services to Momentive or its affiliates. See Note 12 to the accompanying audited  consolidated financial statements in Item 8, and Item 11 of this Annual Report on Form 10-K for more details.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
We have entered into various agreements with Hexion and other affiliates, on terms which management has concluded are fair to us.

Transactions with Hexion
Shared Services Agreement
On October 1, 2010, we entered into a shared services agreement with Hexion (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”). Under this agreement, we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, technology development, legal and procurement services. The Shared Services Agreement is subject to termination by either us or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2016 (subject to one-year renewals every year thereafter; absent contrary notice from either party). In conjunction with the consummation of the Plan, the Shared Services Agreement was amended to, among other things, (i) exclude the services of certain executive officers, (ii) provide for a transition assistance period at the election of the recipient following termination of the Shared Services Agreement of up to 12 months, subject to one successive renewal period of an additional 60 days and (iii) provide for the use of an independent third-party audit firm to assist the Steering Committee with its annual review of billings and allocations. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and Hexion.
Pursuant to this agreement, for the year ended December 31, 2015, we incurred approximately $60 of net costs for shared services and Hexion incurred approximately $70 of net costs for shared services. Included in the net costs incurred during the year ended December 31, 2015, were net billings from Hexion to us of $35 to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to 54% for Hexion and 46% for us, as well as to reflect costs allocated 100% to one party. We had accounts payable to Hexion of $7 at December 31, 2015.

Purchases and Sales of Products and Services with Hexion
We also sell products to, and purchase products from, Hexion pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. A subsidiary of ours also acted as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements were determined by a formula based on the weighted average sales price of the applicable product less a margin. The Distribution Agreements had initial terms of 3 years and were terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, we sold $3 of products to Hexion during 2015, and purchased less than $1 of products from Hexion. As of December 31, 2015, we had less than $1 of accounts receivable from Hexion and accounts payable to Hexion related to these agreements.
Other Transactions with Hexion
In March 2014, we entered into a ground lease with a Brazilian subsidiary of Hexion to lease a portion of our manufacturing site in Itatiba, Brazil, where the subsidiary of Hexion will construct and operate an epoxy production facility. In conjunction with the ground lease, we also entered into a site services agreement whereby we will provide to the subsidiary of Hexion various services such as environmental, health and safety, security, maintenance and accounting, amongst others, to support the operation of this new facility. We received less than $1 from Hexion under this agreement during the year ended December 31, 2015.
In April 2014, we sold 100% of our interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction we also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of our products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. We compensate the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During 2014, we sold approximately $27 of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. As of December 31, 2015, we had $2 of accounts receivable from Hexion related to the distribution agreement.
Transactions with Affiliates other than Hexion

We sell products to various Apollo and other affiliates other than Hexion. These sales were $1 for the year ended December 31, 2015. We had accounts receivable from these affiliates of less than $1 at December 31, 2015. We also purchase products and services from various affiliates other than Hexion. These purchases were $4 for the year ended December 31, 2015. We had accounts payable to these affiliates of less than $1 at December 31, 2015.
Registration Rights Agreement
On October 24, 2014, in connection with the emergence from Chapter 11, Momentive entered into a registration rights agreement with certain of its stockholders (the “Registration Rights Agreement”), which provides the stockholders party thereto certain registration rights.

Under the Registration Rights Agreement, Momentive is required to file a shelf registration statement (on Form S-3 if permitted) and use its reasonable best efforts to cause the registration statement to become effective for the benefit of all stockholders party to the Registration Rights Agreement. Any individual holder or holders of Momentive’s outstanding common stock party thereto can demand an unlimited number of “shelf takedowns,” which may be conducted in underwritten offerings so long as the total offering size is reasonably expected to exceed $50. To satisfy its obligations under the Registration Rights Agreement, Momentive filed a registration statement on Form S-1 (File No. 333-201338) on December 31, 2014, which became effective on July 2, 2015.
Each holder or holders party to the Registration Rights Agreement who own at least 10% of Momentive’s outstanding common stock, or held at least 10% of Momentive’s common stock as of the date of the Registration Rights Agreement and could reasonably be considered our affiliate, have Form S-1 demand registration rights, which may be conducted in an underwritten offering, as long as the total offering price is reasonably expected to be at least $50, and which may not exceed two in any six month period or eight in total, subject to certain exceptions and to customary cutback provisions. In addition, a holder of at least 10% of Momentive’s common stock has unlimited Form S-3 demand registration rights, which may be conducted in underwritten offerings, as long as the total offering price is reasonably expected to be at least $50, subject to customary cutback provisions.
Each stockholder party to the Registration Rights Agreement has unlimited piggyback registration rights with respect to underwritten offerings, subject to certain exceptions and limitations.
The foregoing registration rights are subject to certain cutback provisions and customary suspension/blackout provisions. We have agreed to pay all registration expenses under the Registration Rights Agreement. In connection with the registrations described above, Momentive has agreed to indemnify the stockholders against certain liabilities.
The Registration Rights Agreement also contains certain holdback agreements that apply to each stockholder party to the Registration Rights Agreement. Generally, without Momentive’s prior consent and subject to limited exceptions, the stockholders party to the Registration Rights Agreement have agreed to, if requested, enter into an agreement not to publicly sell or distribute Momentive’s equity securities beginning ten days prior to the pricing of Momentive’s initial public offering for the 180-day period following the closing date of Momentive’s initial public offering and, if participating in a future shelf takedown or other underwritten public offering, beginning ten days prior to the pricing of that offering and for the 90-day period following the closing date of such offering.

Other Transactions and Arrangements
In April 2014, we entered into an accounts receivable purchase and sale agreement with Superholdco Finance Corp. (“Finco”), a newly formed subsidiary of Hexion Holdings. The agreement contains customary terms and conditions associated with such arrangements. On April 7, 2014, under this agreement, we sold approximately $51 of accounts receivable to Finco, and received 95% of the proceeds in cash, with the remaining 5% to be received in cash when the sold receivables were fully collected by Finco. The agreement also appointed us to act as the servicer of the receivables on behalf of Finco.
In March 2014, we entered into an Employee Services Agreement with Hexion Holdings, Hexion and Momentive Performance Materials Holdings Employee Corporation (“Employee Corp”), a subsidiary of Hexion Holdings (the “Services Agreement”). The Services Agreement provided for the executive services of Mr. Jack Boss, an employee of Employee Corp., to be made available to us and set forth the terms with respect to payment for the cost of such services. Mr. Boss was elected Executive Vice President and President Silicones and Quartz Division of the Company effective March 31, 2014. Pursuant to the Services Agreement, we agreed to pay 100% of Mr. Boss’ costs of employment which are comprised of “covered costs” including an annual base salary of $585,000, a sign-on bonus of $1.3 payable between 2014 and 2015, annual incentive compensation, relocation costs, severance and benefits and other standard reasonable business expenses.
In December 2014, Mr. Boss was appointed as Chief Executive Officer and President of the Company, In connection with the appointment, Momentive assumed from Hexion Holdings the terms of the accepted offer of employment with Mr. Boss. We paid less than $1 under this agreement during the year ended December 31, 2014.
In April 2015, we issued 39,594 shares of our common stock to certain of our directors (or their designated trusts), Messrs. Bradley J. Bell, John D. Dionne and Julian Markby, for aggregate proceeds of $0.8.
Review, Approval or Ratification of Transactions with Related Persons
Our Audit Committee Charter requires that the Audit Committee review and approve all transactions between related persons required to be reported under the provisions of Item 404 of Regulation S-K under the Securities Act and the Exchange Act.
The types of transactions that are covered by the policy include all transactions required to be so reported, including financial and other transactions, arrangements or relationships in which we or any of its subsidiaries is a participant and in which a related person has a direct or indirect material interest, where the amount involved exceeds $120,000. There were no transactions required to be reported under the provisions of Item 404 of Regulation S-K since the beginning of the last year where the above procedures did not require review, approval or ratification or where such procedures were not followed.
Related persons include directors and director nominees, executive officers, stockholders beneficially owning more than 5% of our voting stock, and immediate family members of any of the previously described persons. A related person could also be an entity in which a director, executive officer or 5% stockholder is an employee, general partner or 5% stockholder.

Our Certificate of Incorporation also requires that any transaction between the Company and any stockholder or affiliate thereof be approved by a majority of the directors who are not appointed by and are not otherwise affiliated with the related party, subject to certain exceptions including for transactions that involve payments or value equal to or less than $1,750,000.
Director Independence
We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of our Board of Directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange's definition of independence, Messrs. Bell, Dionne and Markby are independent.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2015 and 2014.

(in millions)	PwC
	2015	2014
Audit fees (1)	$3.3	$5.7
Audit related fees (2)	0.4	0.1
Tax fees (3)	0.2	0.5
Total	$3.9	$6.3

(1)
Audit Fees: Audit fees are fees billed for the audit of our annual financial statements and for the reviews of our quarterly financial statements in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees: Audit-related fees were comprised of assurance and related services that are related to the performance of the audit or review of the financial statements, including internal control reviews and attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees: Tax fees were related to services for tax compliance, tax planning and tax advice.
Pre-Approval Policies and Procedures
Under the Charter of the Audit Committee of our Board of Directors, all audit and non-audit services provided by our principal accounting firm must be pre-approved, if so required by any regulatory authority or listing agency, by the Audit Committee or a subcommittee consisting of independent members of the Audit Committee. All services pre-approved by a subcommittee are reported to the full Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Consolidated Financial Statements—The financial statements and related notes of Momentive Performance Materials Inc., and the report of independent registered public accounting firm are included in Item 8 of this report.

(2)
Financial Statement Schedules—Schedule II - Valuation and Qualifying Accounts and Reserves. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K—The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Stock and Asset Purchase Agreement, dated as of September 14, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (formerly known as Nautilus Holdings Acquisition Corp.)	S-4	333-146093	2.1	9/14/2007
2.2	Amendment to Stock and Asset Purchase Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc.	S-4	333-146093	2.2	9/14/2007
2.3	Joint Chapter 11 Plan of Reorganization for Momentive Performance Materials Inc. and its Affiliated Debtors, dated September 24, 2014	S-4	333-146093	2.1	10/28/2014
2.4	Confirmation Order, dated September 11, 2014	8-K	333-146093	2.2	10/28/2014
3.1	Amended and Restated Certificate of Incorporation of Momentive Performance Materials Inc.	8-K	333-146093	3.1	10/28/2014
3.2	Amended and Restated By-laws of Momentive Performance Materials Inc.	8-K	333-146093	3.2	10/28/2014
4.1	Indenture, dated as of October 24, 2014, among Momentive Performance Materials Inc., the Note Guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, relating to the $1,100,000,000 First-Priority Senior Secured Notes due 2021	8-K	333-146093	4.1	10/28/2014
4.2	Indenture, dated as of October 24, 2014, among Momentive Performance Materials Inc., the Note Guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, relating to the $250,000,000 Second-Priority Senior Secured Notes due 2022	8-K	333-146093	4.2	10/28/2014
4.3	First Lien Collateral Agreement, dated and effective as of October 24, 2014, among Momentive Performance Materials Inc., each Subsidiary Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent	8-K	333-146093	4.3	10/28/2014
4.4	Second Lien Collateral Agreement, dated and effective as of October 24, 2014, among Momentive Performance Materials Inc., each Subsidiary Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent	8-K	333-146093	4.4	10/28/2014
4.5	ABL Intercreditor Agreement, dated as of October 24, 2014, among JPMorgan Chase Bank, N.A., as ABL Facility Collateral Agent, The Bank of New York Mellon Trust Company, N.A., as Applicable First-Lien Agent and First-Lien Collateral Agent, Momentive Performance Materials Inc., Momentive Performance Materials USA Inc. and the Subsidiaries of Momentive Performance Materials Inc. named therein	8-K	333-146093	4.5	10/28/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.6	Intercreditor Agreement, dated as of October 24, 2014, among JPMorgan Chase Bank, N.A., as ABL Credit Agreement Agent and as Intercreditor Agent, The Bank of New York Mellon Trust Company, N.A., as First-Lien Notes Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee and as Collateral Agent, Momentive Performance Materials Inc. and the Subsidiaries of Momentive Performance Materials Inc. named therein	8-K	333-146093	4.6	10/28/2014
10.1*	Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc.	S-4	333-146093	10.3	10/11/2007
10.2*	Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc.	S-4	333-146093	10.4	10/11/2007
10.3	Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG)	S-4	333-146093	10.5	9/14/2007
10.4†	2007 Long-Term Incentive Plan	S-4	333-146093	10.6	9/14/2007
10.5†	Form of Non-Qualified Stock Option Agreement	S-4	333-146093	10.7	9/14/2007
10.6†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)	S-4	333-146093	10.8	9/14/2007
10.7†	Form of Subscription Agreement	S-4	333-146093	10.9	9/14/2007
10.8†	Form of Management Equity Investment and Incentive Acknowledgment	10-K	333-146093	10.24	3/8/2010
10.9†	Form of Global Amendment to Nonqualified Stock Option Agreement	10-K	333-146093	10.25	3/8/2010
10.10†	Summary of Terms of Severance Benefits Amendment for Douglas Johns effective October 1, 2010	10-K	333-146093	10.29	2/25/2011
10.11†	Momentive Performance Materials Holdings LLC 2011 Equity Plan	S-4	333-146093	10.32	3/18/2011
10.12†	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC	S-4	333-146093	10.33	3/18/2011
10.13†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-146093	10.34	3/18/2011
10.14†	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-146093	10.35	3/18/2011
10.15†	Management Investor Rights Agreements, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders	S-4	333-146093	10.36	3/18/2011
10.16	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	333-146093	10.2	3/17/2011
10.17†	Amended and Restated Momentive Performance Materials Inc. Supplementary Pension Plan, effective December 31, 2011	8-K	333-146093	99.1	1/6/2012
10.18†	Momentive Performance Materials Inc. Supplemental Executive Retirement Plan, effective January 1, 2012	8-K	333-146093	99.1	1/6/2012
10.19†	Momentive Performance Materials Holdings LLC 2012 Incentive Compensation Plan	10-Q	333-146093	10.4	8/8/2012
10.20†	Amendment No. 1 to the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	8-K	333-146093	10.1	3/6/2013
10.21†	Form of Restricted Deferred Unit Agreement of Momentive Performance Materials Holdings LLC	8-K	333-146093	10.2	3/6/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.22†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	8-K	333-146093	10.3	3/6/2013
10.23†	Momentive Holdings LLC 2012 Long-Term Cash Incentive Plan	10-K	333-146093	10.38	4/1/2013
10.24†	Momentive Performance Materials Holdings LLC 2013 Incentive Compensation Plan	10-K	333-146093	10.39	4/1/2013
10.25*	Amendment No. 1 to Trademark License Agreement dated December 3, 2006 by and among GE Monogram Licensing International, Momentive Performance Materials Inc. and General Electric Company, effective as of May 17, 2013	10-Q	333-146093	10.1	8/13/2013
10.26†	Momentive Performance Materials Holdings LLC 2014 Incentive Compensation Plan	10-K	333-146093	10.46	4/11/2014
10.27†	Offer Letter Agreement, dated March 14, 2014, between Momentive Performance Materials Holdings LLC and Jack Boss	10-K	333-146093	10.47	4/11/2014
10.28	Employee Services Agreement, dated as of March 25, 2014, among Momentive Performance Materials Holdings LLC, Momentive Performance Materials Holdings Employee Corporation, Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	10-K	333-146093	10.48	4/11/2014
10.29	Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of April 15, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other parties named therein	8-K	333-146093	10.3	4/17/2014
10.30
First Amendment to Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of May 12, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials Inc., Momentive Performance Materials GmbH, Momentive Performance Materials Quartz GmbH, Momentive Performance Materials Nova Scotia ULC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders under the Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of April 15, 2014
		10-Q	333-146093	10.13	8/13/2014
10.31
Waiver, dated as of October 24, 2014 with respect to the Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset- Based Revolving Credit Agreement dated as of April 15, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other parties named therein
		8-K	333-146093	10.1	10/28/2014
10.32	Second Amended and Restated Shared Services Agreement, dated as of October 24, 2014, by and among Momentive Specialty Chemicals Inc., Momentive Performance Materials Inc. and the subsidiaries of Momentive Performance Materials Inc. party thereto	8-K	333-146093	10.2	10/28/2014
10.33†	MPM Holdings Inc. 2015 Incentive Compensation Plan	10-K	333-146093	10.33	3/30/2015
10.34†	MPM Holdings Inc. Long-Term Cash Incentive Plan	10-K	333-146093	10.34	3/30/2015
10.35†	MPM Holdings 2015 Modification to 2012 Cash Long-Term Incentive Award	10-K	333-146093	10.35	3/30/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.36†	MPM Holdings Inc. Management Equity Plan	10-K	333-146093	10.36	3/30/2015
10.37†	MPM Holdings Inc. Form of Nonqualified Stock Option Grant Certificate	10-K	333-146093	10.37	3/30/2015
10.38†	MPM Holdings Inc. Form of Restricted Stock Unit Grant Certificate	10-K	333-146093	10.38	3/30/2015
10.39†	MPM Holdings Inc. Form of Director Restricted Stock Unit Grant Certificate	10-K	333-146093	10.39	3/30/2015
10.40†	Form of 2015 Cash-Based Long-Term Incentive Award Agreement	10-K	333-146093	10.40	3/30/2015
10.41†	Offer Letter, dated April 20, 2015, between Momentive Performance Materials Inc. and Erick Asmussen	10-Q	333-146093	10.1	8/14/2015
10.42†	Offer Letter, dated August 17, 2015, between Momentive Performance Materials Inc. and John D. Moran	10-Q	333-146093	10.1	11/13/2015
12.1	Ratio of earnings to fixed charges					X
14.1	Code of Conduct	S-4	333-146093	14.1	9/14/2007
21.1	List of Subsidiaries of Momentive Performance Materials Inc.					X
31.1	Rule 13a-14 Certifications:					X
	(a) Certificate of the Chief Executive Officer					X
	(b) Certificate of the Chief Financial Officer					X
32.1	Section 1350 Certifications					X
99.1	Section 13(r) Disclosure					X
101.INS††	XBRL Instance Document					X
101.SCH††	XBRL Schema Document					X
101.CAL††	XBRL Calculation Linkbase Document					X
101.LAB††	XBRL Label Linkbase Document					X
101.PRE††	XBRL Presentation Linkbase Document					X
101.DEF††	XBRL Definition Linkbase Document					X

*	Certain portions of this document have been omitted pursuant to an order granting confidential treatment by the SEC.

†	Indicates a management contract or compensatory plan or arrangement.

††
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date:	March 1, 2016	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	March 1, 2016	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MPM Holdings, Inc. in the capacities and on the dates indicated below.

	Title	Date

/s/ John G. Boss	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2016
John G. Boss

/s/ Erick Asmussen	Chief Financial Officer (Principal Financial Officer)	March 1, 2016
Erick Asmussen

/s/ Suraj Kunchala	Controller (Principal Accounting Officer)	March 1, 2016
Suraj Kunchala

/s/ Mahesh Balakrishnan	Director of MPM Holdings Inc.	March 1, 2016
Mahesh Balakrishnan

/s/ Bradley J. Bell	Director of MPM Holdings Inc.	March 1, 2016
Bradley J. Bell

/s/ John D. Dionne	Director of MPM Holdings Inc.	March 1, 2016
John D. Dionne

/s/ Robert Kalsow-Ramos	Director of MPM Holdings Inc.	March 1, 2016
Robert Kalsow-Ramos

/s/ Scott M. Kleinman	Director of MPM Holdings Inc.	March 1, 2016
Scott M. Kleinman

/s/ Julian Markby	Director of MPM Holdings Inc.	March 1, 2016
Julian Markby

/s/ Jason G. New	Director of MPM Holdings Inc.	March 1, 2016
Jason G. New

/s/ Jeffrey M. Nodland	Director of MPM Holdings Inc.	March 1, 2016
Jeffrey M. Nodland

/s/ David B. Sambur	Director of MPM Holdings Inc.	March 1, 2016
David B. Sambur

/s/ Marvin O. Schlanger	Director of MPM Holdings Inc.	March 1, 2016
Marvin O. Schlanger

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Momentive Performance Materials Inc. in the capacities and on the dates indicated below.

	Title	Date

/s/ John G. Boss	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2016
John G. Boss

/s/ Erick Asmussen	Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2016
Erick Asmussen

/s/ Suraj Kunchala	Controller (Principal Accounting Officer)	March 1, 2016
Suraj Kunchala

/s/ John D. Moran	Director, Senior Vice President, General Counsel, and Secretary	March 1, 2016
John D. Moran