Form 10-K/A
period 2015-12-31
MPM Holdings Inc.; Momentive Performance Materials Inc.
filed 2016-03-16
CIK 1624826, 1405041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Documents incorporated by reference. None

EXPLANATORY NOTE

MPM Holdings Inc. and Momentive Performance Materials Inc. are filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend Item 15 of Part IV of their Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 1, 2016 (the “Original Filing”). The purpose of this Amendment No. 1 is to add Schedule I – Condensed Financial Information of Parent Company as it relates to MPM Holdings Inc., which was omitted from Item 15 of Part IV in the Original Filing. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 sets forth the text of Item 15, as amended, in its entirety and contains certifications by our principal executive officer and principal financial officer, filed as exhibits hereto.

No other changes have been made to the Original Filing. This Amendment No. 1 speaks as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date and does not otherwise modify or update in any way disclosures made in the Original Filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements—The financial statements and related notes of MPM Holdings Inc. and Momentive Performance Materials Inc., and the reports of independent registered public accounting firm were previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, on March 1, 2016, under Item 8 of that filing.

(a)(2)	Financial Statement Schedules—

Schedule I - Consolidated Financial Information of Parent Company and related audit report, related to MPM Holdings Inc., is filed hereunder. Schedule I is not required for Momentive Performance Materials Inc.

Schedule II - Valuation and Qualifying Accounts and Reserves. Schedule II was previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, on March 1, 2016, under Item 8 of that filing.

All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or the notes thereto.

(a)(3)	Exhibits Required by SEC Regulation S-K—The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Stock and Asset Purchase Agreement, dated as of September 14, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc. (formerly known as Nautilus Holdings Acquisition Corp.)	S-4	333-146093	2.1	9/14/2007

2.2	Amendment to Stock and Asset Purchase Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc.	S-4	333-146093	2.2	9/14/2007

2.3	Joint Chapter 11 Plan of Reorganization for Momentive Performance Materials Inc. and its Affiliated Debtors, dated September 24, 2014	S-4	333-146093	2.1	10/28/2014

2.4	Confirmation Order, dated September 11, 2014	8-K	333-146093	2.2	10/28/2014

3.1	Amended and Restated Certificate of Incorporation of Momentive Performance Materials Inc.	8-K	333-146093	3.1	10/28/2014

3.2	Amended and Restated By-laws of Momentive Performance Materials Inc.	8-K	333-146093	3.2	10/28/2014

4.1	Indenture, dated as of October 24, 2014, among Momentive Performance Materials Inc., the Note Guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, relating to the $1,100,000,000 First-Priority Senior Secured Notes due 2021	8-K	333-146093	4.1	10/28/2014

4.2	Indenture, dated as of October 24, 2014, among Momentive Performance Materials Inc., the Note Guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, relating to the $250,000,000 Second-Priority Senior Secured Notes due 2022	8-K	333-146093	4.2	10/28/2014

4.3	First Lien Collateral Agreement, dated and effective as of October 24, 2014, among Momentive Performance Materials Inc., each Subsidiary Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent	8-K	333-146093	4.3	10/28/2014

4.4	Second Lien Collateral Agreement, dated and effective as of October 24, 2014, among Momentive Performance Materials Inc., each Subsidiary Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent	8-K	333-146093	4.4	10/28/2014

4.5	ABL Intercreditor Agreement, dated as of October 24, 2014, among JPMorgan Chase Bank, N.A., as ABL Facility Collateral Agent, The Bank of New York Mellon Trust Company, N.A., as Applicable First-Lien Agent and First-Lien Collateral Agent, Momentive Performance Materials Inc., Momentive Performance Materials USA Inc. and the Subsidiaries of Momentive Performance Materials Inc. named therein	8-K	333-146093	4.5	10/28/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

4.6	Intercreditor Agreement, dated as of October 24, 2014, among JPMorgan Chase Bank, N.A., as ABL Credit Agreement Agent and as Intercreditor Agent, The Bank of New York Mellon Trust Company, N.A., as First-Lien Notes Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee and as Collateral Agent, Momentive Performance Materials Inc. and the Subsidiaries of Momentive Performance Materials Inc. named therein	8-K	333-146093	4.6	10/28/2014

10.1*	Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc.	S-4	333-146093	10.3	10/11/2007

10.2*	Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc.	S-4	333-146093	10.4	10/11/2007

10.3	Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG)	S-4	333-146093	10.5	9/14/2007

10.4†	2007 Long-Term Incentive Plan	S-4	333-146093	10.6	9/14/2007

10.5†	Form of Non-Qualified Stock Option Agreement	S-4	333-146093	10.7	9/14/2007

10.6†	Form of Management Equity Investment and Incentive Term Sheet (filed as the exhibit of the same number to our Form S-4 Registration Statement, filed on September 14, 2007)	S-4	333-146093	10.8	9/14/2007

10.7†	Form of Subscription Agreement	S-4	333-146093	10.9	9/14/2007

10.8†	Form of Management Equity Investment and Incentive Acknowledgment	10-K	333-146093	10.24	3/8/2010

10.9†	Form of Global Amendment to Nonqualified Stock Option Agreement	10-K	333-146093	10.25	3/8/2010

10.10†	Summary of Terms of Severance Benefits Amendment for Douglas Johns effective October 1, 2010	10-K	333-146093	10.29	2/25/2011

10.11†	Momentive Performance Materials Holdings LLC 2011 Equity Plan	S-4	333-146093	10.32	3/18/2011

10.12†	Form of Restricted Deferred Unit Award Agreement of Momentive Performance Materials Holdings LLC	S-4	333-146093	10.33	3/18/2011

10.13†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-146093	10.34	3/18/2011

10.14†	Form of Director Unit Option Agreement of Momentive Performance Materials Holdings LLC	S-4	333-146093	10.35	3/18/2011

10.15†	Management Investor Rights Agreements, dated as of February 23, 2011 by and among Momentive Performance Materials Holdings LLC and the Holders	S-4	333-146093	10.36	3/18/2011

10.16	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	333-146093	10.2	3/17/2011

10.17†	Amended and Restated Momentive Performance Materials Inc. Supplementary Pension Plan, effective December 31, 2011	8-K	333-146093	99.1	1/6/2012

10.18†	Momentive Performance Materials Inc. Supplemental Executive Retirement Plan, effective January 1, 2012	8-K	333-146093	99.1	1/6/2012

10.19†	Momentive Performance Materials Holdings LLC 2012 Incentive Compensation Plan	10-Q	333-146093	10.4	8/8/2012

10.20†	Amendment No. 1 to the Momentive Performance Materials Holdings LLC 2011 Equity Incentive Plan	8-K	333-146093	10.1	3/6/2013

10.21†	Form of Restricted Deferred Unit Agreement of Momentive Performance Materials Holdings LLC	8-K	333-146093	10.2	3/6/2013

10.22†	Form of Unit Option Agreement of Momentive Performance Materials Holdings LLC	8-K	333-146093	10.3	3/6/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.23†	Momentive Holdings LLC 2012 Long-Term Cash Incentive Plan	10-K	333-146093	10.38	4/1/2013

10.24†	Momentive Performance Materials Holdings LLC 2013 Incentive Compensation Plan	10-K	333-146093	10.39	4/1/2013

10.25*	Amendment No. 1 to Trademark License Agreement dated December 3, 2006 by and among GE Monogram Licensing International, Momentive Performance Materials Inc. and General Electric Company, effective as of May 17, 2013	10-Q	333-146093	10.1	8/13/2013

10.26†	Momentive Performance Materials Holdings LLC 2014 Incentive Compensation Plan	10-K	333-146093	10.46	4/11/2014

10.27†	Offer Letter Agreement, dated March 14, 2014, between Momentive Performance Materials Holdings LLC and Jack Boss	10-K	333-146093	10.47	4/11/2014

10.28	Employee Services Agreement, dated as of March 25, 2014, among Momentive Performance Materials Holdings LLC, Momentive Performance Materials Holdings Employee Corporation, Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	10-K	333-146093	10.48	4/11/2014

10.29	Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of April 15, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other parties named therein	8-K	333-146093	10.3	4/17/2014

10.30	First Amendment to Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of May 12, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials Inc., Momentive Performance Materials GmbH, Momentive Performance Materials Quartz GmbH, Momentive Performance Materials Nova Scotia ULC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders under the Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of April 15, 2014	10-Q	333-146093	10.13	8/13/2014

10.31	Waiver, dated as of October 24, 2014 with respect to the Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset- Based Revolving Credit Agreement dated as of April 15, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other parties named therein	8-K	333-146093	10.1	10/28/2014

10.32	Second Amended and Restated Shared Services Agreement, dated as of October 24, 2014, by and among Momentive Specialty Chemicals Inc., Momentive Performance Materials Inc. and the subsidiaries of Momentive Performance Materials Inc. party thereto	8-K	333-146093	10.2	10/28/2014

10.33	Registration Rights Agreement, dated as of October 24, 2014, by and among MPM Holdings Inc. and the stockholders of MPM Holdings Inc. party thereto.	S-1	333-201338	10.47	12/31/2014

10.34†	MPM Holdings Inc. 2015 Incentive Compensation Plan	10-K	333-146093	10.33	3/30/2015

10.35†	MPM Holdings Inc. Long-Term Cash Incentive Plan	10-K	333-146093	10.34	3/30/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.36†	MPM Holdings 2015 Modification to 2012 Cash Long-Term Incentive Award	10-K	333-146093	10.35	3/30/2015

10.37†	MPM Holdings Inc. Management Equity Plan	10-K	333-146093	10.36	3/30/2015

10.38†	MPM Holdings Inc. Form of Nonqualified Stock Option Grant Certificate	10-K	333-146093	10.37	3/30/2015

10.39†	MPM Holdings Inc. Form of Restricted Stock Unit Grant Certificate	10-K	333-146093	10.38	3/30/2015

10.40†	MPM Holdings Inc. Form of Director Restricted Stock Unit Grant Certificate	10-K	333-146093	10.39	3/30/2015

10.41†	Form of 2015 Cash-Based Long-Term Incentive Award Agreement	10-K	333-146093	10.40	3/30/2015

10.42†	Offer Letter, dated April 20, 2015, between Momentive Performance Materials Inc. and Erick Asmussen	10-Q	333-146093	10.1	8/14/2015

10.43†	Offer Letter, dated August 17, 2015, between Momentive Performance Materials Inc. and John D. Moran	10-Q	333-146093	10.1	11/13/2015

12.1	Ratio of earnings to fixed charges	10-K	333-146093	12.1	3/1/2016

14.1	Code of Conduct	S-4	333-146093	14.1	9/14/2007

21.1	List of Subsidiaries of MPM Holdings Inc.	10-K	333-146093	21.1	3/1/2016

31.1	Rule 13a-14 Certifications for MPM Holdings Inc.:

	(a) Certificate of the Chief Executive Officer					X

	(b) Certificate of the Chief Financial Officer					X

31.2	Rule 13a-14 Certifications for Momentive Performance Materials Inc.:

	(a) Certificate of the Chief Executive Officer					X

	(b) Certificate of the Chief Financial Officer					X

32.1	Section 1350 Certifications for MPM Holdings Inc.					X

32.2	Section 1350 Certifications for Momentive Performance Materials Inc.					X

*	Certain portions of this document have been omitted pursuant to an order granting confidential treatment by the SEC.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date: March 16, 2016	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer

MOMENTIVE PERFORMANCE MATERIALS INC.

Date: March 16, 2016	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer

Schedule I – Condensed Parent Company Financial Statements

MPM HOLDINGS INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

(In millions)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$—	$—
Other current assets	—	—

Total current assets	—	—
Investment in subsidiaries	626	769
Intercompany loans receivable	—	—

Total assets	$626	$769

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payables	$—	$—
Debt payable within one year	—	—
Interest payable	—	—

Total current liabilities	—	—
Long-term liabilities:
Intercompany loans payable	—	—
Other long-term liabilities	—	—

Total liabilities	—	—

Total equity (deficit)	626	769

Total liabilities and equity (deficit)	$626	$769

See Notes to Condensed Parent Company Financial Statements

MPM HOLDINGS INC.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	Successor		Predecessor
(In millions)	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013
Net sales	$—	$—	$—	$—
Cost of sales	—	—

Gross profit	—	—
Selling, general and administrative expense	1	—	33	31
Restructuring and other costs	—	—	5	5

Operating loss	(1)	—	(38)	(36)
Interest expense, net	—	—	155	384
Other non-operating expense, net	—	—	—	1
Loss on extinguishment and exchange of debt	—	—	—	—
Reorganization items, net	—	—	(1,688)	—

Income (loss) before income taxes and equity (losses) earnings from unconsolidated subsidiaries	(1)	—	1,495	(421)
Income tax expense	—	—	8	—

Income (loss) before equity (losses) earnings of unconsolidated subsidiaries	(1)	—	1,487	(421)
Equity (losses) earnings of unconsolidated subsidiaries, net of tax	(82)	(60)	198	(43)

Net (loss) income	(83)	$(60)	$1,685	$(464)

Comprehensive (loss) income	$(147)	$(88)	$1,483	$(442)

See Notes to Condensed Parent Company Financial Statements

MPM HOLDINGS INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014	Year Ended December 31, 2013
(In millions)
Cash flows used in operating activities	$(1)	$—	$(258)	$(135)

Cash flows used in investing activities	—	—	—	—

Cash flows provided by financing activities:
Net short-term debt borrowings	—	—	4	—
Borrowings of long-term debt	—	—	—	163
Repayments of long-term debt	—	—	—	(75)
Common stock issuance proceeds	1	—	600	—
DIP Facility financing fees	—	—	(19)	—
Net intercompany loan repayments	—	—	(258)	(42)
Proceeds from capital contributions	—	—	—	102
Long-term debt financing fees	—	—	—	(12)

	1	—	327	136

Increase (decrease) in cash and cash equivalents	—	—	69	1
Cash and cash equivalents at beginning of period	—	—	2	1

Cash and cash equivalents at end of period	$—	$—	$71	$2

See Notes to Condensed Parent Company Financial Statements

MPM HOLDINGS INC.

NOTES TO CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

1. Background and Basis of Presentation

MPM Holdings Inc. (“Momentive”) was formed on October 24, 2014, and is a holding company that conducts substantially all of its business through its subsidiaries. Momentive’s wholly owned subsidiary, MPM Intermediate Holdings Inc. (“Intermediate Holdings”), is a holding company for its wholly owned subsidiary, Momentive Performance Materials Inc. and its subsidiaries (“MPM”). Momentive, Intermediate Holdings and MPM are collectively referred to herein as the “Company”.

Momentive’s only asset is its investment in Intermediate Holdings, and Intermediate Holdings’ only asset is its investment in MPM. There are significant restrictions over Momentive’s ability to obtain funds from its subsidiaries through dividends, loans or advances. Accordingly, these Condensed Financial Statements have been presented on a “parent-only” basis. Under a parent-only presentation, Momentive’s investments in its consolidated subsidiaries are presented under the equity method of accounting. Momentive had no operations prior to October 24, 2014, and as such, its results of operations and cash flows are those of the predecessor parent company of MPM prior to October 24, 2014. The balance sheets of Momentive have been presented in the Condensed Parent Company Balance Sheets as of December 31, 2015 and 2014. The Condensed Parent Company Financial Statements include the results of operations and cash flows of the predecessor parent company of MPM for the predecessor period from January 1, 2014 through October 24, 2014 and the year ended December 31, 2013. As these Condensed Parent Company Financial Statements are prepared on the same basis as the Company’s Consolidated Financial Statements, except as discussed in these notes, as applicable, these Condensed Parent Company Financial Statements should be read in conjunction with Momentive’s Consolidated Financial Statements previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, on March 1, 2016, under Item 8 of that filing.

2. Debt

As of December 31, 2015 and 2014, Momentive has no direct outstanding debt obligations. However, outstanding debt obligations do exist at the Momentive’s subsidiaries. Refer to Note 10 of the Company’s Consolidated Financial Statements previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, on March 1, 2016, under Item 8 of that filing for further discussion of the debt obligations of Momentive’s subsidiaries.

3. Commitments and Contingencies

Momentive has no direct commitments or contingencies; however, commitments and contingencies do exist at the Momentive’s subsidiaries. Refer to Note 14 of the Company’s Consolidated Financial Statements previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, on March 1, 2016, under Item 8 of that filing for further discussion of the commitments and contingencies of Momentive’s subsidiaries.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Stockholders of

MPM Holdings Inc.

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting of MPM Holdings Inc. referred to in our report dated March 1, 2016 appearing in MPM Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016, also included an audit of the financial statement Schedule I as of December 31, 2015 and 2014 and for the year ended December 31, 2015 and for the period from October 25, 2014 through December 31, 2014, as listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements appearing under Item 8 of MPM Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
March 1, 2016

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Stockholders of

MPM Holdings Inc.

Our audits of the consolidated financial statements of MPM Holdings Inc. referred to in our report dated April 14, 2015, except for the change in the composition of reportable segments disclosed in Note 16, as to which the date is June 17, 2015, appearing in MPM Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016, also included an audit of the financial statement Schedule I for the period from January 1, 2014 through October 24, 2014 and for the year ended December 31, 2013, as listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements appearing under Item 8 of MPM Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 1, 2016.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio

April 14, 2015, except for the change in the composition of reportable segments disclosed in Note 16, as to which the date is June 17, 2015