Form 10-Q
period 2016-03-31
MPM Holdings Inc.; Momentive Performance Materials Inc.
filed 2016-05-10
CIK 1624826, 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐
The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on May 6, 2016, was 48,058,114 shares.
The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on May 6, 2016, was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-Q is a combined quarterly report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $4)	$191	$221	$191	$221
Accounts receivable (net of allowance for doubtful accounts of less than $1)	310	292	310	292
Inventories:
Raw materials	142	143	142	143
Finished and in-process goods	264	238	264	238
Other current assets	45	48	46	48
Total current assets	952	942	953	942
Investment in unconsolidated entities	20	19	20	19
Deferred income taxes	10	9	10	9
Other long-term assets	21	19	21	19
Property, plant and equipment:
Land	77	73	77	73
Buildings	302	293	302	293
Machinery and equipment	914	875	914	875
	1,293	1,241	1,293	1,241
Less accumulated depreciation	(175)	(134)	(175)	(134)
	1,118	1,107	1,118	1,107
Goodwill	215	211	215	211
Other intangible assets, net	357	356	357	356
Total assets	$2,693	$2,663	$2,694	$2,663
Liabilities and Equity
Current liabilities:
Accounts payable	$219	$223	$219	$223
Debt payable within one year	34	36	34	36
Interest payable	24	11	24	11
Income taxes payable	5	5	5	5
Accrued payroll and incentive compensation	56	43	56	43
Other current liabilities	81	83	81	83
Total current liabilities	419	401	419	401
Long-term liabilities:
Long-term debt	1,151	1,169	1,151	1,169
Pension and postretirement benefit liabilities	319	333	319	333
Deferred income taxes	73	70	73	70
Other long-term liabilities	64	64	64	64
Total liabilities	2,026	2,037	2,026	2,037
Commitments and contingencies (See Note 7)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,028,594 and 47,989,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively			—	—
Additional paid-in capital	862	861	861	860
Accumulated other comprehensive loss	(34)	(92)	(34)	(92)
Accumulated deficit	(161)	(143)	(159)	(142)
Total equity	667	626	668	626
Total liabilities and equity	$2,693	$2,663	$2,694	$2,663

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions, except share data)	2016	2015
Net sales	$536	$579
Cost of sales	446	479
Gross profit	90	100
Selling, general and administrative expense	81	74
Research and development expense	16	18
Restructuring and other costs (See Note 3)	5	4
Other operating expense (income), net	6	(7)
Operating (loss) income	(18)	11
Interest expense, net (See Note 6)	19	19
Gain on extinguishment of debt (See Note 6)	(9)	—
Other non-operating (income) expense, net	(3)	4
Reorganization items, net	1	5
Loss before income taxes and earnings from unconsolidated entities	(26)	(17)
Income tax (benefit) expense (See Note 12)	(8)	10
Loss before earnings from unconsolidated entities	(18)	(27)
Earnings from unconsolidated entities, net of taxes	—	1
Net loss	$(18)	$(26)

Net loss per share:
Net loss per common share—basic	$(0.37)	$(0.54)
Net loss per common share—diluted	$(0.37)	$(0.54)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,028,594	47,989,000
Weighted average common shares outstanding—diluted	48,028,594	47,989,000

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Net sales	$536	$579
Cost of sales	446	479
Gross profit	90	100
Selling, general and administrative expense	80	74
Research and development expense	16	18
Restructuring and other costs (See Note 3)	5	4
Other operating expense (income), net	6	(7)
Operating (loss) income	(17)	11
Interest expense, net (See Note 6)	19	19
Gain on extinguishment of debt (See Note 6)	(9)	—
Other non-operating (income) expense, net	(3)	4
Reorganization items, net	1	5
Loss before income taxes and earnings from unconsolidated entities	(25)	(17)
Income tax (benefit) expense (See Note 12)	(8)	10
Loss before earnings from unconsolidated entities	(17)	(27)
Earnings from unconsolidated entities, net of taxes	—	1
Net loss	$(17)	$(26)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	MPM HOLDINGS INC.
	Three Months Ended March 31,
(In millions)	2016	2015
Net loss	$(18)	$(26)
Other comprehensive income (loss), net of tax:
Foreign currency translation	38	(43)
Net prior service credit	20	—
Other comprehensive income (loss)	58	(43)
Comprehensive income (loss)	$40	$(69)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
(In millions)	2016	2015
Net loss	$(17)	$(26)
Other comprehensive income(loss), net of tax:
Foreign currency translation	38	(43)
Net prior service credit	20	—
Other comprehensive income (loss)	58	(43)
Comprehensive income (loss)	$41	$(69)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2016	2015	2016	2015
Cash flows provided by (used in) operating activities
Net loss	$(18)	$(26)	$(17)	$(26)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42	37	42	37
Unrealized actuarial losses from other post retirement liabilities	5	—	5	—
Deferred income tax expense	(12)	4	(12)	4
Unrealized foreign currency (gain) loss	(2)	7	(2)	7
Amortization of debt discount	6	6	6	6
Gain on the extinguishment of debt	(9)	—	(9)	—
Other non-cash adjustments	5	(2)	5	(2)
Net change in assets and liabilities:
Accounts receivable	(11)	(26)	(11)	(26)
Inventories	(14)	(34)	(14)	(34)
Accounts payable	(8)	14	(8)	14
Income taxes payable	—	(4)	—	(4)
Other assets, current and non-current	3	3	2	3
Other liabilities, current and non-current	23	18	23	18
Net cash provided by (used in) operating activities	10	(3)	10	(3)
Cash flows used in investing activities
Capital expenditures	(25)	(27)	(25)	(27)
Purchases of intangible assets	—	(1)	—	(1)
Net cash used in investing activities	(25)	(28)	(25)	(28)
Cash flows used in financing activities
Net short-term debt borrowings	(2)	(2)	(2)	(2)
Repayments of long-term debt	(16)	—	(16)	—
Net cash used in financing activities	(18)	(2)	(18)	(2)
Decrease in cash and cash equivalents	(33)	(33)	(33)	(33)
Effect of exchange rate changes on cash and cash equivalents	3	(4)	3	(4)
Cash and cash equivalents (unrestricted), beginning of period	217	223	217	223
Cash and cash equivalents (unrestricted), end of period	$187	$186	$187	$186
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$1	$1	$1	$1
Income taxes, net of refunds	3	7	3	7
Non-cash investing activity:
Capital expenditures included in accounts payable	$16	$11	$16	$11

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

MPM HOLDINGS INC.
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
(In millions, except shares data)	Shares	Amount
Balance as of December 31, 2015	48,028,594	$—	$861	$(92)	$(143)	$626
Net loss	—	—	—	—	(18)	(18)
Other comprehensive income	—	—	—	58	—	58
Stock-based compensation expense	—	—	1	—	—	1
Balance as of March 31, 2016	48,028,594	$—	$862	$(34)	$(161)	$667

MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of December 31, 2015	$—	$860	$(92)	$(142)	$626
Net loss	—	—	—	(17)	(17)
Other comprehensive income	—	—	58	—	58
Capital contribution from parent	—	1	—	—	1
Balance as of March 31, 2016	$—	$861	$(34)	$(159)	$668

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share)

1. Business and Basis of Presentation
MPM Holdings Inc. (“Momentive”) is a holding company that conducts substantially all of its business through its subsidiaries. Momentive’s wholly owned subsidiary, MPM Intermediate Holdings Inc. (“Intermediate Holdings”), is a holding company for its wholly owned subsidiary, Momentive Performance Materials Inc. (“MPM”) and its subsidiaries. Momentive, Intermediate Holdings and MPM are collectively referred to herein as the “Company.” Momentive became the indirect parent company of MPM in accordance with MPM’s plan of reorganization (the “Plan”) pursuant to MPM’s emergence from Chapter 11 bankruptcy on October 24, 2014 (the “Effective Date” or the “Emergence Date”). Prior to its reorganization, MPM, through a series of intermediate holding companies, was controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and subsidiaries, “Apollo”). Unless otherwise noted, references to “we,” “us,” “our” or the “Company” refer collectively to Momentive and MPM and their subsidiaries, and, unless otherwise noted, the information provided pertains to both Momentive and MPM. Differences between the financial results of Momentive and MPM represent certain management expenses of and cash received by Momentive and therefore are not consolidated within the results of MPM.
Based in Waterford, New York, the Company is comprised of two reportable segments: Silicones and Quartz. Silicones is a global business engaged in the manufacture, sale and distribution of silicones, silicone derivatives and organofunctional silanes. Quartz, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials.
On April 13, 2014 (the “Petition Date”), Momentive Performance Materials Holdings Inc. (MPM’s direct parent prior to October 24, 2014) (“Old MPM Holdings”), MPM and certain of its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Chapter 11 proceedings were jointly administered under the caption In re MPM Silicones, LLC, et al., Case No. 14-22503. The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court through the Effective Date.
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries in which minority shareholders hold no substantive participating rights. Intercompany accounts and transactions are eliminated upon consolidation. In the opinion of management, all adjustments consisting of normal, recurring adjustments considered necessary for a fair statement have been included. Results for the interim periods are not necessarily indicative of results for the entire year.
Year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in Momentive, MPM and their subsidiaries’ most recent Annual Report on Form 10-K for the year ended December 31, 2015.
.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

2. Summary of Significant Accounting Policies
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and also requires the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Actual results could differ from these estimates.
Subsequent Events—As a public reporting company, the Company evaluates subsequent events and transactions through the date these unaudited Condensed Consolidated Financial Statements are issued.
Net Income (Loss) Per Share—Momentive calculates earnings per share as the ratio of net income (loss) to weighted average basic and diluted common shares outstanding.
Stock-Based Compensation—The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors based on estimated fair values, in accordance with ASC 718, Compensation – Stock Compensation. As described in Note 8, the Company adopted a new management equity plan on March 12, 2015. The fair value of stock options granted is calculated using a Monte Carlo option-pricing model on the date of the grant, and the fair value of Restricted Stock Units are valued using the fair market value of the Company’s common stock on the date of grant. Compensation expense is recognized net of estimated forfeitures over the employee’s requisite service period (generally the vesting period of the equity grant). See Note 8 for additional details regarding stock-based compensation.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption from the calendar year 2017 will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.
In January 2015, the FASB issued Accounting Standards Board Update No. 2015-01: Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items and removes the requirement to present extraordinary items separately on the income statement, net of tax. The guidance became effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of this standard did not significantly impact our consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Board Update No. 2015-02: Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of fees paid to a decision maker or a service provider as variable interest, (iii) the effect of fee arrangements on the primary beneficiary determination, and (iv) the effect of related parties on the primary beneficiary determination. ASU 2015-02 simplifies the existing guidance by reducing the number of consolidation models from four to two, reducing the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and placing more emphasis on the risk of loss when determining a controlling financial interest. The guidance became effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of this standard did not have a significant impact on the Company’s financial statements.
In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest-Imputation of Interest (Subtopic 835-30)- Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. In August 2015, the FASB issued Accounting Standards Board Update No. 2015-15: Interest-Imputation of Interest (Subtopic 835-30)- Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides additional guidance regarding the SEC staff’s position on presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The guidance became effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The adoption of the requirements of ASU 2015-03 and ASU 2015-15 did not impact the Company’s financial statements.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

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
In September 2015, the FASB issued Accounting Standards Board Update No. 2015-16: Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer: i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and ii) record in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Therefore, ASU 2015-15 eliminates the requirement to retrospectively account for provisional adjustments recognized in a business combination. ASU 2015-16 also requires an entity to present separately on the face of the income statements or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance became effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period and amendments to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16, with earlier application permitted for financial statements that have not yet been made available for issuance, with impacts on the Company’s consolidated financial statements that may vary depending on each specific business combination. ASU 2015-16 did not have any impact on the Company’s financial statements.
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
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (ASC 842) (“ASU 2016-02”). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company has not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In March 2016, the FASB issued Accounting Standards Board Update No. 2016-09: Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as aa financing activity under the current rules. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016. The Company is currently assessing the potential impact of ASU 2016-09 on its financial statements.

3. Restructuring Expenses and Other Costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with work force reductions) and services and other expenses associated with cost optimization program and transformation savings activities.

In November 2015 and as expanded in March and May 2016, the Company announced a global restructuring program to reduce costs. This global cost reduction program was designed to reduce costs by approximately $35 on an annual basis and will be achieved primarily through selling, general and administrative reductions and productivity actions at the Company’s operating facilities. The Company expects the program cost, primarily severance related, to be approximately $15. Substantially all of these charges will result in cash expenditures throughout 2016 and into 2017. These costs primarily relate to the Silicones operating segment and are included in Other current liabilities on the Consolidated Balance Sheet and Restructuring and other costs on the Consolidated Statement of Operations.

In January 2016, the Company announced plans to exit siloxane production at its Leverkusen, Germany site to help optimize its manufacturing footprint in order to improve its long-term profitability by approximately $10 per year once fully implemented.  The planned reduction is expected to be fully implemented by mid-2017 and is incremental to our global restructuring program. This restructuring will result in an overall reduction of employment at the site. The Company expects the severance related costs to be approximately between $4 and $10 and will result in cash expenditures in late 2016 and into 2017.

The following table sets forth the changes in the restructuring reserve. Included in this table are also other minor restructuring programs that were undertaken by the Company in different locations, none of which were individually material. These costs are primarily related to workforce reductions:

Total
Accrued liability at January 1, 2016	14
Restructuring charges	2
Payments	(3)
Accrued liability at March 31, 2016	$13

For the three months ended March 31, 2016 and March 31, 2015, the Company recognized other costs of $3 and $4, respectively. The costs in 2015 and 2016 are primarily comprised of one-time expenses for services and integrations, and are included in “Restructuring and other costs” in the Condensed Consolidated Statements of Operations.

4. Related Party Transactions
Transactions with Hexion
Shared Services Agreement

In October 2010, the Company entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology, accounting, finance, legal, and procurement services. The Shared Services Agreement establishes certain criteria upon which the cost of such services are allocated between the Company and Hexion. The Shared Services Agreement was renewed for one year starting in October 2015 and is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2016 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
Pursuant to the Shared Services Agreement, during the three months ended March 31, 2016 and 2015, the Company incurred approximately $16 and $25, respectively, of net costs for shared services and Hexion incurred approximately $27 and $31, respectively, of net costs for shared services. Included in the net costs incurred during the three months ended March 31, 2016 and 2015, were net billings from Hexion to the Company of $9 and $17, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts payable to Hexion of $3 and $7 at March 31, 2016 and December 31, 2015, respectively, and no accounts receivable from Hexion.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

Purchases and Sales of Products and Services with Hexion
The Company also sells products to, and purchases products from Hexion, pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement had an initial term of three years, was renewed for one year starting in September 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party) and may be terminated for convenience by either party thereunder upon 30 days' prior notice. Additionally, a subsidiary of the Company has acted as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). The Distribution Agreements had initial terms of three years and was terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, during the three months ended March 31, 2016 and 2015, the Company sold $1 and $2, respectively, of products to Hexion and purchased less than $1. As of both March 31, 2016 and December 31, 2015, the Company had less than $1, of accounts receivable from Hexion related to these agreements. As of both March 31, 2016 and December 31, 2015, the Company had less than $1 of accounts payable to Hexion related to these agreements.
Other Transactions with Hexion
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of Hexion to lease a portion of the Company’s manufacturing site in Itatiba, Brazil, where the subsidiary of Hexion will construct and operate an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby it provides to the subsidiary of Hexion various services such as environmental, health and safety, security, maintenance and accounting, among others, to support the operation of this new facility. The Company received less than $1 from Hexion under this agreement during both the three months ended March 31, 2016 and 2015.
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three months ended March 31, 2016, the Company sold $7, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. During the three months ended March 31, 2015, the Company sold approximately $7 of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. As of both March 31, 2016 and December 31, 2015, the Company had $2 of accounts receivable from Hexion related to the distribution agreement.
Purchases and Sales of Products and Services with Affiliates Other Than Hexion
The Company sells products to various affiliates other than Hexion. These sales were $1 and less than $1 for the three months ended March 31, 2016 and 2015, respectively. Receivables from these affiliates were less than $1 at both March 31, 2016 and December 31, 2015. The Company also purchases products and services from various affiliates other than Hexion. These purchases were less than $1 and $1 for the three months ended March 31, 2016 and 2015, respectively. The Company had accounts payable to these affiliates of less than $1 as of both March 31, 2016 and December 31, 2015.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

5. Fair Value Measurements
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

Recurring Fair Value Measurements
At both March 31, 2016 and December 31, 2015, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2016.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2016
Debt	$1,185	$—	$930	$—	$930
December 31, 2015
Debt	$1,205	$—	$909	$—	$909
Fair values of debt classified as Level 2 are determined based on other similar financial instruments, or based upon interest rates that are currently available to the Company for the issuance of debt with similar terms and maturities. Fair values of debt are based upon the aggregate principal amount of each instrument, and do not include any unamortized debt discounts or premiums. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are considered reasonable estimates of their fair values due to the short-term maturity of these financial instruments.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

6. Debt Obligations

As of March 31, 2016 and December 31, 2015, the Company had no outstanding borrowings under its senior secured asset-based revolving loan facility (the “ABL Facility”). Outstanding letters of credit under the ABL Facility at March 31, 2016 were $53, leaving an unused borrowing capacity of $217.
As of March 31, 2016, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.
During 2016 the Company repurchased in the open market $29 aggregate principal amount of the Company’s 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”) for $16. The Company recorded a gain of $9 net of associated discount on these notes, as a result of paying down this debt at less than its aggregate principal amount. All repurchased notes were canceled reducing the aggregate principal amount of Second Lien Notes outstanding from $231 to $202.
At March 31, 2016, the weighted average interest rate of the Company’s long term debt was 4.53%.
Debt outstanding at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016		December 31, 2015
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First-Priority Senior Secured Notes due 2021 (includes $118 and $123 of unamortized debt discount, respectively)	982	—	977	—
4.69% Second-Priority Senior Secured Notes due 2022 (includes $33 and $38 of unamortized debt discount, respectively)	169	—	192	—
Other Borrowings:
China bank loans	—	33	—	33
Other	—	1	—	3
Total debt	$1,151	$34	$1,169	$36
Momentive is not an obligor under the debt obligations above. MPM is a borrower under the ABL Facility and the issuer of the secured notes, which are fully and unconditionally guaranteed by certain subsidiaries of MPM (see Note 14).
7. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $5 and $3 at March 31, 2016 and December 31, 2015, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
On August 7, 2014, the Italian Court of Appeals affirmed the prior decisions of the Italian tax trial courts in the Company’s favor regarding the deductions made in the years 2004 through 2007. On December 29, 2014, the Company filed an appeal before the Italian Supreme Court with respect to the lower court’s adverse decision related to the 2003 tax year. On January 10, 2015, the Company received notice of appeal of the favorable decision it received with respect to the years 2004 to 2007. The Company believes it has a considerable likelihood of obtaining favorable outcomes for all years contested. As of March 31, 2016, the total potential assessment, including penalties and interest, is €47, or approximately $54, of which €32, or approximately $37, relates to the period of ownership subsequent to the acquisition of GE Advanced Materials in 2006 (the “GE Advanced Materials Acquisition”).

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

The Company continues to believe its tax filing position is appropriate and that it is more likely than not this position will prevail upon appeal to the Italian Supreme Court. As a result, the Company has not recorded any income tax liability related to this matter as of March 31, 2016. Additionally, in conjunction with the GE Advanced Materials Acquisition, the Company and GE entered into an agreement providing for the indemnification by GE for tax matters related to the GE Advanced Materials Acquisition.
Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both March 31, 2016 and December 31, 2015, the Company had recognized obligations of $13 for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
Due to the long-term nature of the project and the uncertainty inherent in estimating future costs of implementing this program, on fresh start, this liability was recorded at its net present value of $8, which assumes a 3% discount rate and an estimated time period of 50 years. The undiscounted obligations, which are expected to be paid over the estimated period, are approximately $17. Over the next five years the Company expects to make ratable payments totaling approximately $2.
8. Equity Plans and Stock Based Compensation
Management Equity Plan
On March 12, 2015, the Board of Directors of Momentive approved the MPM Holdings Inc. Management Equity Plan (the “MPMH Equity Plan”). Under the MPMH Equity Plan, Momentive can award no more than 3,818,182 shares which may consist of options, restricted stock units, restricted stock and other stock-based awards, qualifying as equity classified awards in accordance with ASC 718 “Compensation - Stock Compensation”. The restricted stock units are non-voting units of measurement which are deemed to be equivalent to one common share of Momentive. The options are options to purchase common shares of Momentive. The awards contain restrictions on transferability and other typical terms and conditions. The purpose of the MPMH Equity Plan is to assist the Company in attracting, retaining, incentivizing and motivating employees and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company.
On April 10, 2015, the Compensation Committee of the Board of Directors of Momentive approved grants under the MPMH Equity Plan of restricted stock units and options to certain of the Company’s key managers, including the Company’s named executive officers (NEOs) and certain directors of the Company. On February 22, 2016, the Board of Directors of Momentive approved further grants of restricted stock units (“RSU”) to certain directors of Momentive under the MPMH Equity Plan.
The following is a summary of key terms of the stock-based awards granted under the MPMH Equity Plan:

Award	Vesting Terms	Option/Unit Terms
Stock Options—Tranche A	Performance-based and market-based upon achievement of targeted common stock prices either through a sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Stock Options—Tranche B	Performance-based and market-based upon achievement of targeted common stock prices either through a sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Employees and NEOs Restricted Stock Units grant	Cliff vest four years after grant date; Immediate vesting upon a change in control event and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA
Directors Restricted Stock Units grant	Cliff vest annually after grant date; Immediate vesting upon a change in control event and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

Stock Options
The estimated fair values of Stock Options granted in 2015 and the assumptions used for the Monte Carlo option-pricing model were as follows:

	Tranche A	Tranche B
Estimated fair values	$7.93	$7.62
Assumptions:
Strike Price	$20.33	$20.33
Risk-free interest rate	0.48%	0.48%
Expected term	1.73 years	1.73 years
Expected volatility	47.00%	47.00%
Tranche Market Threshold	$30.50	$40.66
The fair market value of the underlying stock price for the purpose of determining strike price was derived from a discounted cash-flow model. The risk-free interest rate has been determined on the yields for U.S. Treasury securities for a period approximating the expected term compounded continuously. The expected term represents the average of anticipated exit scenarios. The expected volatility has been estimated based on the volatilities using a weighted peer group of companies which are deemed to be similar to our Company and is calculated using the expected term of the stock options granted. The Tranche Market Thresholds are the average targeted expected closing prices over 10 days in the event of the underlying stocks trading publicly.
Information on Stock Options activity at the weighted average exercise price of $20.33 per underlying share is as follows:

Three Months Ended
March 31, 2016
	Tranche A	Tranche B
Balance at beginning of the period	792,820	792,820
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Balance at end of the period	792,820	792,820
As there have been no performance and market conditions achieved during the three months ended March 31, 2016, there has been no compensation expense recorded. As of March 31, 2016, unrecognized compensation expense related to non-vested stock options was $12. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance and market conditions becomes probable.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

Restricted Stock Units
Information on Restricted Stock Units activity at the weighted average grant date fair value of $19.97 per stock unit is as follows:

Three Months Ended
March 31, 2016
Balance at beginning of the period	712,762
Granted	67,029
Vested	—
Forfeited	(3,689)
Expired	—
Balance at end of the period	776,102
The fair market value of $20.33 per unit and $10.35 related to the RSUs at the grant dates of April 10, 2015 and February 22 2016, respectively, are derived through relying on material financial weighted analysis of the Company developed at the time the Company emerged from Chapter 11 Bankruptcy, after considering recent sales of stock to related parties and the review of current and future market conditions and financial performance as of February 22, 2016. The material financial weighted analysis on the Effective Date consisted of (i) a discounted cash flow analysis, (ii) a selected publicly traded company analysis and (iii) a selected transactions analysis. The employees’ and NEOs’ RSUs are 100% vested upon the fourth anniversary of the date of grant (“Scheduled Vesting Date”) provided that the grantee remains continuously employed in active service by the Company or one of its affiliates from the date of grant through the Scheduled Vesting Date.
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
There were no performance-based achievements during the three months ended March 31, 2016. The fair value of the Company’s RSUs, net of estimated forfeitures is expensed on a straight-line basis over the required service period, currently four years.
Stock-based compensation expense related to the RSU awards was approximately $1 for the three months ended March 31, 2016. As of March 31, 2016, unrecognized compensation related to RSU awards was $10 and expense will be recognized over the remaining 2.9 years vesting period. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
Although the MPMH Equity Plan, under which the above awards were granted, was issued by Momentive, substantial underlying compensation cost represents compensation costs paid for by Momentive on MPM’s behalf, as a result of the employees’ services to MPM. The Company intends to issue new stock to deliver shares under the MPMH Equity Plan.

9. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement (benefit) expense for the three months ended March 31, 2016 and 2015:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$2	$2	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	1	2	1	1	—	1	—
Expected return on assets	(2)	—	(2)	—	—	—	—	—
Actuarial loss (1)	—	—	—	—	5	—	—	—
Net periodic benefit cost	$2	$3	$2	$3	$6	$—	$1	$—

(1)
The actuarial loss on non-pension post-retirement benefits during the three months ended March 31, 2016 relates to the decrease in discount rate as a result of the re-measurement of the accumulated postretirement benefit obligation on company sponsored post-retiree

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

medical, dental, vision and life insurance benefit plans. This re-measurement on March 31, 2016 was triggered by plan provision changes for active retirees and employees not subject to a collective bargaining agreement. The Company recorded this expense in Selling, general and administrative expense in the unaudited Consolidated Statements of Operations.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

10. Segment Information and Customers
The Company’s segments are based on the products that the Company offers and the markets that it serves. At March 31, 2016, the Company’s had two reportable segments: Silicones and Quartz. The Silicones business is engaged in the manufacture, sale and distribution of silicones, silicone derivatives and silanes. The Quartz business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s segments are organized based on the nature of the products they produce. In addition, Corporate is primarily corporate, general and administrative expenses that are not allocated to the operating segments, such as certain shared service and administrative functions.
The Company’s organizational structure continues to evolve. It is also continuing to refine its business and operating structure to better align its services to its customers and improve its cost position, while continuing to invest in global growth opportunities.
Following are net sales and Segment EBITDA (earnings before interest, income taxes, depreciation and amortization) by segment. Segment EBITDA is defined as EBITDA adjusted for certain non-cash items and certain other income and expenses. Segment EBITDA is the primary performance measure used by the Company’s senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation goals.
Net Sales(1):

	Three Months Ended March 31,
	2016	2015
Silicones	$500	$532
Quartz	36	47
Total	$536	$579

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended March 31,
	2016	2015
Silicones	$50	$52
Quartz	1	11
Corporate	(10)	(11)
Total	$41	$52

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
	2016	2015
Silicones	$50	$52
Quartz	1	11
Corporate	(9)	(10)
Total	$42	$53

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

Reconciliation of Segment EBITDA to Net Loss:

	MPM HOLDINGS INC.
	Three Months Ended March 31,
	2016	2015
Segment EBITDA:
Silicones	$50	$52
Quartz	1	11
Corporate	(10)	(11)
Total	$41	$52

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(4)	$(3)
Unrealized actuarial losses from other post retirement liabilities	(5)	—
Restructuring and other costs	(5)	(4)
Reorganization items, net	(1)	(5)
Total adjustments	(15)	(12)
Interest expense, net	(19)	(19)
Income tax benefit (expense)	8	(10)
Depreciation and amortization	(42)	(37)
Gain on extinguishment of debt	9	—
Net loss	$(18)	$(26)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
	2016	2015
Segment EBITDA:
Silicones	$50	$52
Quartz	1	11
Corporate	(9)	(10)
Total	$42	$53

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(4)	$(4)
Unrealized actuarial losses from other post retirement liabilities	(5)	—
Restructuring and other costs	(5)	(4)
Reorganization items, net	(1)	(5)
Total adjustments	(15)	(13)
Interest expense, net	(19)	(19)
Income tax benefit (expense)	8	(10)
Depreciation and amortization	(42)	(37)
Gain on extinguishment of debt	9	—
Net loss	$(17)	$(26)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2016, non-cash charges primarily included asset impairment offset by net unrealized foreign exchange transaction gains and losses related to certain intercompany arrangements, and for the three months ended March 31, 2015, included net unrealized foreign exchange transaction gains and losses related to certain intercompany arrangements. Restructuring and other costs primarily included expenses from restructuring, one-time expenses for services and integrations. For the three months ended March 31, 2015, these amounts also included certain other operating charges.
11. Changes in Other Comprehensive (Loss) Income
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$(92)	$(92)	$1	$(29)	$(28)
Other comprehensive income (loss) before reclassifications, net of tax (1)	20	38	58	—	(43)	(43)
Ending balance	$20	$(54)	$(34)	$1	$(72)	$(71)

(1)
Other comprehensive income related to defined benefit pension and postretirement plans for the three months ended March 31, 2016 represents the recognition of net prior service benefit following certain plan provision changes (see Note 9).

There were no reclassifications from “Accumulated other comprehensive (loss) income” for the three months ended March 31, 2016 or 2015.
12. Income Taxes
The effective tax rate was 31% and 32% for Momentive and MPM, respectively, for the three months ended March 31, 2016 and (59)% for both Momentive and MPM for the three months ended March 31, 2015. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, tax impact of recognition of net prior service benefit following certain plan provision changes (see Note 11) and tax rate changes in Japan.
For the three months ended March 31, 2016, income taxes included favorable discrete tax adjustments of $13 pertaining to benefits curtailment and a tax law change in Japan. For the three months ended March 31, 2015, income taxes included unfavorable discrete tax adjustments of $3 pertaining to a change in tax law in Japan and the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of March 31, 2016 and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $11, which could result in a tax obligation of $3, based on currency exchange rates as of March 31, 2016. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

13. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to Momentive for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in millions, except share data)	2016	2015
Net loss	$(18)	$(26)
Weighted average common shares—basic	48,028,594	47,989,000
Effect of dilutive potential common shares	—	—
Weighted average shares outstanding—diluted	48,028,594	47,989,000
Net loss per share—basic	$(0.37)	$(0.54)
Net income loss per share—diluted	$(0.37)	$(0.54)
Antidilutive employee share-based awards, excluded	86,090	—
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
Due to the net loss recognized for the three months ended March 31, 2016 and March 31, 2015, there is no effect for potentially dilutive shares.
14. Guarantor/Non-Guarantor Subsidiary Financial Information

As of March 31, 2016, the Company had outstanding $1,100 in aggregate principal amount of 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and $202 in aggregate principal amount of 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”). The notes are fully and unconditionally, jointly and severally guaranteed on a senior secured basis by each of MPM’s existing 100% owned U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and MPM’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of MPM or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 of (i) Momentive Performance Materials Inc. (“Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.

These financial statements are prepared on the same basis as the consolidated financial statements of MPM except that investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The guarantor subsidiaries are 100% owned by Parent and all guarantees are full and unconditional, subject to certain customary release provisions set forth in the applicable Indenture. Additionally, the ABL Facility is secured by, among other things, most of the assets of the Parent, the guarantor subsidiaries and certain non-guarantor subsidiaries, subject to certain exceptions and permitted liens. There are no significant restrictions on the ability of Parent to obtain funds from its domestic subsidiaries by dividend or loan. The indentures governing the First Lien Notes and the Second Lien Notes contain covenants that, among other things, limit MPM’s ability and the ability of certain of MPM’s subsidiaries to (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) grant liens on assets; (iii) pay dividends or make distributions to MPM’s stockholders; (iv) repurchase or redeem capital stock or subordinated indebtedness; (v) make investments or acquisitions; (vi) enter into sale/leaseback transactions; (vii) incur restrictions on the ability of MPM’s subsidiaries to pay dividends or to make other payments to us; (viii) enter into transactions with MPM’s affiliates; (ix) merge or consolidate with other companies or transfer all or substantially all of MPM’s assets; and (x) transfer or sell assets.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC.
MARCH 31, 2016
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$53	$2	$136		$—	$191
Accounts receivable	—	80	230			310
Due from affiliates	—	75	31	—	(106)	—
Intercompany interest receivable	1	17	—		(18)	—
Inventories:
Raw materials	—	70	72		—	142
Finished and in-process goods	—	121	143		—	264
Other current assets		20	26		—	46
Total current assets	54	385	638		(124)	953
Investment in unconsolidated entities	1,710	338	20		(2,048)	20
Other long-term assets	—	—	31		—	31
Intercompany loans receivable	302	948	51		(1,301)	—
Property, plant and equipment, net	—	523	595		—	1,118
Goodwill	—	105	110		—	215
Other intangible assets, net	—	145	212		—	357
Total assets	$2,066	$2,444	$1,657		$(3,473)	$2,694
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$70	$149		$—	$219
Due to affiliates	—	31	75		(106)	—
Debt payable within one year	1	—	33		—	34
Intercompany interest payable	1	—	17		(18)	—
Interest payable	24	—	—		—	24
Income taxes payable	—	—	5		—	5
Accrued payroll and incentive compensation	—	34	22		—	56
Other current liabilities	—	31	50		—	81
Total current liabilities	26	166	351		(124)	419
Long-term liabilities:
Long-term debt	1,151	—	—		—	1,151
Intercompany loans payable	221	395	685		(1,301)	—
Pension liabilities	—	159	160		—	319
Deferred income taxes	—	—	73		—	73
Other long-term liabilities	—	14	50		—	64
Total liabilities	1,398	734	1,319		(1,425)	2,026
Total equity (deficit)	668	1,710	338		(2,048)	668
Total liabilities and equity	$2,066	$2,444	$1,657		$(3,473)	$2,694

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC.
DECEMBER 31, 2015
CONDENSED CONSOLIDATING BALANCE SHEETS

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$57	$2	$162	$—	$221
Accounts receivable	—	81	211	—	292
Due from affiliates	—	59	24	(83)	—
Inventories:
Raw materials	—	67	76	—	143
Finished and in-process goods	—	111	127	—	238
Other current assets	—	16	32	—	48
Total current assets	57	336	632	(83)	942
Investment in unconsolidated entities	1,675	325	19	(2,000)	19
Deferred income taxes	—	—	9	—	9
Other long-term assets	—	2	17	—	19
Intercompany loans receivable	131	1,048	50	(1,229)	—
Property, plant and equipment, net	—	525	582	—	1,107
Goodwill	—	105	106	—	211
Other intangible assets, net	—	149	207	—	356
Total assets	$1,863	$2,490	$1,622	$(3,312)	$2,663
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$—	$63	$160	$—	$223
Due to affiliates	—	23	60	(83)	—
Debt payable within one year	3	—	33	—	36
Interest payable	10	—	1	—	11
Income taxes payable	—	—	5	—	5
Accrued payroll and incentive compensation	—	25	18	—	43
Other current liabilities	—	37	46	—	83
Total current liabilities	13	148	323	(83)	401
Long-term liabilities:
Long-term debt	1,169	—	—	—	1,169
Intercompany loans payable	55	468	706	(1,229)	—
Pension liabilities	—	185	148	—	333
Deferred income taxes	—	—	70	—	70
Other long-term liabilities	—	14	50	—	64
Total liabilities	1,237	815	1,297	(1,312)	2,037
Total equity (deficit)	626	1,675	325	(2,000)	626
Total liabilities and equity (deficit)	$1,863	$2,490	$1,622	$(3,312)	$2,663

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$256	$413	$(133)	$536
Cost of sales	—	219	360	(133)	446
Gross profit	—	37	53	—	90
Selling, general and administrative expense	—	55	25	—	80
Research and development expense	—	11	5	—	16
Restructuring and other costs	—	(1)	6	—	5
Other operating income, net	—	—	6	—	6
Operating (loss) income	—	(28)	11	—	(17)
Interest expense (income), net	18	(12)	13	—	19
Other non-operating income, net	(9)	—	(3)	—	(12)
Reorganization items, net	—	1	—	—	1
(Loss) income before income taxes and losses from unconsolidated entities	(9)	(17)	1	—	(25)
Income tax (benefit) expense	—	(11)	3	—	(8)
Loss before (losses) incomes from unconsolidated entities	(9)	(6)	(2)	—	(17)
(Losses) incomes from unconsolidated entities, net of taxes	(8)	(2)	—	10	—
Net (loss) income	$(17)	$(8)	$(2)	$10	$(17)
Comprehensive income (loss)	$41	$50	$23	$(73)	$41

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$275	$449	$(145)	$579
Costs and expenses:
Cost of sales	—	240	384	(145)	479
Selling, general and administrative expense	—	44	30	—	74
Research and development expense	—	11	7	—	18
Restructuring and other costs	—	4	—	—	4
Other operating income, net	(2)	(2)	(3)	—	(7)
Operating income (loss)	2	(22)	31	—	11
Interest expense (income), net	19	(19)	19	—	19
Other non-operating expense (income), net	—	6	(2)	—	4
Reorganization items, net	—	5	—	—	5
Loss before income taxes and losses from unconsolidated entities	(17)	(14)	14	—	(17)
Income tax expense	—	—	10	—	10
(Loss) income before (losses) incomes from unconsolidated entities	(17)	(14)	4	—	(27)
(Losses) incomes from unconsolidated entities, net of taxes	(9)	5	1	4	1
Net (loss) income	$(26)	$(9)	$5	$4	$(26)
Comprehensive (loss) income	$(69)	$(51)	$9	$42	$(69)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows provided by (used in) provided by operating activities	$35	$(10)		$(2)		$(13)	$10
Cash flows provided b by (used in) investing activities:
Capital expenditures	—	(10)		(15)		—	(25)
Purchases of intangible assets	—	—		—		—	—
Return of capital from subsidiary from sales of accounts receivable	—	17	(a)	—		(17)	—
	—	7		(15)		(17)	(25)
Cash flows (used in) provided by financing activities:
Net short-term debt borrowings	(2)	—		—		—	(2)
Repayments of long-term debt	(16)	—		—		—	(16)
Net intercompany loan (repayments) borrowings	(21)	8		13		—	—
Common stock dividends paid	—	(5)		(8)		13	—
Return of capital to parent from sales of accounts receivable	—	—		(17)	(a)	17	—
	(39)	3		(12)		30	(18)
Decrease in cash and cash equivalents	(4)	—		(29)		—	(33)
Effect of exchange rate changes on cash and cash equivalents	—	—		3		—	3
Cash and cash equivalents (unrestricted), beginning of period	57	2		158		—	217
Cash and cash equivalents (unrestricted), end of period	$53	$2		$132		$—	$187

(a)
During the three months ended March 31, 2016, Momentive Performance Materials USA LLC contributed receivables of $17 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2016, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share data)

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(56)	$8		$45		$—	$(3)
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(11)		(16)		—	(27)
Purchase of intangible assets	—	(1)		—		—	(1)
Return of capital from subsidiary from sales of accounts receivable	—	11	(a)	—		(11)	—
	—	(1)		(16)		(11)	(28)
Cash flows (used in) provided by financing activities:
Net short-term debt borrowings	(2)	—		—		—	(2)
Net intercompany loan (repayments) borrowings	—	(12)		12		—	—
Return of capital to parent from sales of accounts receivable	—	—		(11)	(a)	11	—
	(2)	(12)		1		11	(2)
(Decrease) increase in cash and cash equivalents	(58)	(5)		30		—	(33)
Effect of exchange rate changes on cash and cash equivalents	—	—		(4)		—	(4)
Cash and cash equivalents (unrestricted), beginning of period	78	9		136		—	223
Cash and cash equivalents (unrestricted), end of period	$20	$4		$162		$—	$186
Supplemental disclosures of cash flow information
Non-cash financing activity:
Intercompany loan capitalizations	$—	$(420)		$420		$—	—

(a)
During the three months ended March 31, 2015, Momentive Performance Materials USA LLC contributed receivables of $11 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2015, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)

The following commentary should be read in conjunction with the condensed consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Momentive’s and MPM’s most recent Annual Report on Form 10-K and amendments thereto.
Within the following discussion, unless otherwise stated, “the first quarter of 2016” refers to the three months ended March 31, 2016 and “the first quarter of 2015” refers to the three months ended March 31, 2015.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to our transformation and restructuring activities, growth and productivity initiatives, anticipated cost savings, growth, and market recovery, and competitiveness. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations or interpretations thereof and related compliance and litigation costs, difficulties with the realization of cost savings in connection with our global restructuring, transformation, and strategic initiatives, including transactions with our affiliate, Hexion Inc., pricing actions by our competitors that could affect our operating margins, and our ability to obtain additional financing. For a more detailed discussion of these and other risk factors, see the “Risk Factors” section of Momentive’s and MPM’s most recent Annual Report on Form 10-K and in our other SEC filings. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Overview and Outlook
Business Overview
Momentive and MPM, together with their subsidiaries are one of the world’s largest producers of silicones, silicone derivatives and silanes and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones and silanes are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, polyurethane foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones and silanes, they are increasingly being used as a substitute for other materials. Our Quartz business manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers’ products.
We serve more than 4,000 customers between our Silicones and Quartz businesses in over 100 countries. Our customers include leading companies in their respective industries.
Unless otherwise noted, references to “we,” “us,” “our” or the “Company” refer collectively herein to Momentive and MPM and their subsidiaries, and, unless otherwise noted, the information provided pertains to both Momentive and MPM. Differences between the financial results of Momentive and MPM represent certain management expenses of and cash received by Momentive and therefore are not consolidated within the results of MPM.
Three Months Ended March 31, 2016 Overview

•
Net Sales—Net sales decreased $43 in the first three months of 2016 as compared to the first three months of 2015. The decrease was driven primarily by pricing, volume declines, and the strengthening of the U.S. dollar against other currencies.

•	Segment EBITDA—Segment EBITDA decreased by $11 in the first three months of 2016 as compared to the first three months of 2015, driven primarily by weaker results in our Quartz segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Short-term Outlook
Our business is impacted by general economic and industrial conditions, including general industrial production, automotive builds, housing starts, construction activity, consumer spending and semiconductor capital equipment investment. Our business has both geographic and end market diversity which often reduces the impact of any one of these factors on our overall performance.
While we anticipate that economic volatility will continue into the second quarter, we expect to see the benefits of our growth initiatives, investments in operational reliability and stability as well as the impacts of our restructuring efforts, which will drive positive sequential trends. We continue to be well positioned as end markets recover.
We expect the increase in liquidity resulting from our successful restructuring efforts to increase our future operational and financial flexibility. As a result, we are well positioned to leverage our leadership positions, optimize our portfolio, lower debt service requirements, and drive new growth programs. The Company’s diversified portfolio remains strong and is well positioned when the markets recover.
We are continuing to invest in growth opportunities in our higher-growth product lines and geographical regions, and will leverage the combination of our proprietary technologies, strategic investments in key assets and leading presence in high-growth end markets to benefit as the global economy recovers. We are also focused on gaining productivity efficiencies to reduce material costs and improve margins through investments in reliable and stable operations. We continue to evaluate additional actions, as well as productivity measures, that could lead to further savings. In response, we are restructuring our quartz operations and expect to achieve an additional $5 of cost reduction savings through this effort. Such actions could result in more significant restructuring, exit and disposal costs and asset impairments in the future.
During the fourth quarter of 2015 and as expanded in March and May of 2016, we announced a global restructuring program to reduce our structural costs and improve our results by $35. We expect to realize approximately $25 in savings in 2016 and to incur costs of approximately $15 primarily for severance associated with our cost savings program. The targeted savings will still be achieved primarily through a reduction in force and delayering of our organization primarily in selling, general and administrative roles, as well as productivity actions at our operating facilities.
At the same time, we are taking strategic actions to address our global siloxane manufacturing capacity. As an initial step, we are transforming our Leverkusen, Germany facility by rationalizing siloxane capacity and making further investments in specialty assets through the NXT* Silanes expansion. We expect that this siloxane rationalization in Europe will reduce operating costs by approximately $10 per year when completed. Pursuant to the siloxane rationalization in Europe, we are expecting to recognize a further $12 in accelerated depreciation during the remainder of 2016. We also recently announced the strategic expansion of our Leverkusen, Germany facility as part of our global initiative to expand production capabilities serving the automotive markets. Our innovative NXT silane technology helps global tire producers reduce rolling resistance without the loss of wet traction. We will invest approximately $30 to expand our flagship NXT silane manufacturing capacity at the Leverkusen site, which is strategically located in near proximity to multiple key customers.
*NXT is a trademark of Momentive Performance Materials Inc.
Shared Services Agreement
In October 2010, we entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent) (the “Shared Services Agreement”), pursuant to which we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology, accounting, finance, legal, and procurement services. The Shared Services Agreement was renewed for one year starting in October 2015 and is subject to termination by either us or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2016 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and Hexion and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage is reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement.
The Shared Services Agreement has resulted in significant synergies for us, including shared services and logistics optimization, best-of-source contractual terms, procurement savings, regional site rationalization and administrative and overhead savings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Matters Impacting Comparability of Results
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and re-measurement of actuarial gains and losses. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; goodwill and other intangible assets; accounts payable and pension and other postretirement benefit obligations. The primary currencies in which these assets and liabilities are denominated are the euro and Japanese yen. Actuarial gains and losses resulting from pension and postretirement liability re-measurements are recognized immediately in the unaudited Condensed Consolidated Statements of Operations. These actuarial gains and losses were determined using various assumptions, the most significant of which were (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the weighted average rate of future salary increases and (iv) the anticipated mortality rate tables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,				Three Months Ended March 31,
	2016		2015		2016		2015
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$536	100%	$579	100%	$536	100%	$579	100%
Cost of sales	446	83%	479	83%	446	83%	479	83%
Gross profit	90	17%	100	17%	90	17%	100	17%
Cost of sales, excluding depreciation and amortization				—%				—%
Selling, general and administrative expense	81	15%	74	13%	80	15%	74	13%
Research and development expense	16	3%	18	3%	16	3%	18	3%
Restructuring and other costs	5	1%	4	1%	5	1%	4	1%
Other operating income, net	6	1%	(7)	(1)%	6	1%	(7)	(1)%
Operating loss	(18)	(3)%	11	1%	(17)	(3)%	11	1%
Interest expense, net	19	4%	19	3%	19	4%	19	3%
Gain on extinguishment of debt	(9)	(2)%	—	—%	(9)	(2)%	—	—%
Other non-operating income, net	(3)	(1)%	4	1%	(3)	(1)%	4	1%
Reorganization items, net	1	—%	5	1%	1	—%	5	1%
Total non-operating expense	8	2%	28	5%	8	2%	28	5%
Loss before income taxes and earnings from unconsolidated entities	(26)	(5)%	(17)	(4)%	(25)	(5)%	(17)	(4)%
Income tax (benefit) expense (See Note 12)	(8)	(2)%	10	2%	(8)	(2)%	10	2%
Loss before earnings from unconsolidated entities	(18)	(3)%	(27)	(6)%	(17)	(3)%	(27)	(6)%
Earnings from unconsolidated entities, net of taxes	—	—%	1	—%	—	—%	1	—%
Net loss	$(18)	(3)%	$(26)	(6)%	$(17)	(3)%	$(26)	(6)%
Other comprehensive (loss) income	$58		$(43)		$58		$(43)
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
Net Sales
Net sales in the first quarter of 2016 decreased $43, or 7%, compared to the first quarter of 2015. This decrease was primarily due to negative price and mix shift of $18, as well as volume decrease of $12, both caused by declines in agriculture and oil and gas markets. In addition, there were unfavorable exchange rate fluctuations of $12 due to the strengthening of the U.S. dollar against the euro and Japanese yen during the first quarter of 2016 as compared to first quarter of 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating Loss
The following table sets forth the variance between the operating loss for the quarter ended March 31, 2016 compared to the operating income for the quarter ended March 31, 2015:

(In millions)	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.

Operating income for the quarter ended March 31, 2015	11		11
Net volume variance	(5)		(5)
Mix variance	(11)		(11)
Price variance	(7)		(7)
Net foreign exchange	(4)		(4)
Raw material deflation	18		18
Net processing costs	7		7
Other non-cash cost of sales (accelerated depreciation)	(5)		(5)
Selling, general and administrative, and research and development	(3)		(2)
Other non-cash selling, general and administrative	(5)		(5)
Restructuring and other operating	$(14)		$(14)
Operating loss for the quarter ended March 31, 2016	$(4)	(3)	$(3)
During the first quarter of 2016, operating loss increased by $29 and $28 for Momentive and MPM, respectively, compared to the first quarter of 2015. Cost of sales decreased by $33 compared to the first quarter of 2015 primarily due to raw material cost deflation of $18, $7 related to lower net processing costs and $7 related to lower sales volume. Selling, general and administrative expense increased by $7 and $6 for Momentive and MPM, respectively, compared to the first quarter of 2015 primarily due to the re-measurement of our pension and post retirement liabilities affecting selling, general and administrative expenses by $5. Depreciation and amortization expense in the first quarter of 2016 was $42 compared to $37 in the first quarter of 2015, an increase of $5, primarily due to accelerated depreciation related to certain long-lived assets triggered by siloxane capacity transformation programs in Germany. Research and development expense for the first quarter of 2016 decreased by $2 compared to the first quarter of 2015 primarily related to the timing of new projects. Other operating expense increased by $13, primarily due to the inclusion of a settlement gain of $6 related to the resolution of a customer dispute in the first quarter of 2015 and $5 due to impairment of certain equipment.
Non-Operating Expense
In the first quarter of 2016, total non-operating expense decreased by $20 compared to the first quarter of 2015. The decrease was primarily due to a gain of $9 on extinguishment of Second Lien Notes and $6 due to the impact of the weakening of the U.S. dollar against the Japanese yen and the Euro.
Income Tax Expense
The effective tax rate was 31% and 32% for Momentive and MPM, respectively for the three months ended March 31, 2016 and (59)% for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, tax impact of recognition of net prior service benefit following certain plan provision changes (see Note 11) and tax rate changes in Japan.
For the three months ended March 31, 2016, income taxes included favorable discrete tax adjustments of $13 pertaining to benefits curtailment and a tax law change in Japan. For the three months ended March 31, 2015, income taxes included unfavorable discrete tax adjustments of $3 pertaining to a change in tax law in Japan and the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of March 31, 2016, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $11, which could result in a tax obligation of $3, based on currency exchange rates as of March 31, 2016. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Other Comprehensive Income (Loss)
In the first quarter of 2016, foreign currency translation positively impacted other comprehensive income by $38, primarily due to the impact of the weakening of the U.S. dollar against the Japanese yen and the Euro. Also, for the first quarter of 2016, pension and postretirement benefit adjustments positively impacted other comprehensive income by $20, primarily due to the recognition of net prior service credit related to the effect of plan redesign triggered by certain changes to company sponsored post-retiree medical, dental, vision and life insurance benefit plans.
In the first quarter of 2015, foreign currency translation negatively impacted other comprehensive loss by $43, primarily due to the impact of the strengthening of the U.S. dollar against the euro and Japanese yen.
Results of Operations by Segment
Our segments are based on the products that we offer and the markets that we serve. At March 31, 2016, we had two reportable segments: Silicones and Quartz.
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

	Three Months Ended March 31,
	2016	2015
Net Sales(1):
Silicones	$500	$532
Quartz	36	47
Total	$536	$579

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

	MPM HOLDINGS INC.
	Three Months Ended March 31,
	2016	2015
Segment EBITDA:
Silicones	$50	$52
Quartz	1	11
Corporate	(10)	(11)
Total	$41	$52

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
	2016	2015
Segment EBITDA:
Silicones	$50	$52
Quartz	1	11
Corporate	(9)	(10)
Total	$42	$53

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Segment Results
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
Following is an analysis of the percentage change in sales by business from the three months ended March 31, 2015 to the three months ended March 31, 2016:

	Volume	Price/Mix	Currency Translation	Total
Silicones	—%	(4)%	(2)%	(6)%
Quartz	(22)%	—%	—%	(22)%
Silicones
Net sales in the first quarter of 2016 decreased $32, or 6%, compared to the first quarter of 2015. This decrease was primarily due to negative price and mix shift of $18 caused by economic downturns in China, slowness in Asian high end automotive markets and agriculture markets, as well as a downturn in the oil and gas market. In addition, there were unfavorable exchange rate fluctuations of $12 due to the strengthening of the U.S. dollar against the euro and Japanese yen during the first quarter of 2016 as compared to first quarter of 2015.
Segment EBITDA in the first quarter of 2016 decreased by $2 to $50 compared to the first quarter of 2015.This decrease was primarily due to net negative price and mix shift mentioned above, and was partially offset by raw material deflation and management productivity programs.
.
Quartz
Net sales in the first quarter of 2016 decreased $11, or 23%, compared to the first quarter of 2015. The decrease was primarily due to volume decrease of $11 due to the softening of the end user demand.
Segment EBITDA in the first quarter of 2016 decreased by $10 to $1 compared to the first quarter of 2015. The decrease was primarily due to the inclusion of settlement gain of $6 related to the resolution of customer dispute in the first quarter of 2015 and a decrease in sales volume as described above.
Corporate
Corporate charges decreased by $1 in the first quarter of 2016 for both Momentive and MPM, as compared to the first quarter of 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Reconciliation of Segment EBITDA to Net Loss:

	MPM HOLDINGS INC.
	Three Months Ended March 31,
	2016	2015
Segment EBITDA:
Silicones	$50	$52
Quartz	1	11
Corporate	(10)	(11)
Total	$41	$52

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(4)	$(3)
Unrealized actuarial losses from other post retirement liabilities	(5)	—
Restructuring and other costs	(5)	(4)
Reorganization items, net	(1)	(5)
Total adjustments	(15)	(12)
Interest expense, net	(19)	(19)
Income tax benefit (expense)	8	(10)
Depreciation and amortization	(42)	(37)
Gain on extinguishment of debt	9	—
Net loss	$(18)	$(26)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
	2016	2015
Segment EBITDA:
Silicones	$50	$52
Quartz	1	11
Corporate	(9)	(10)
Total	$42	$53

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(4)	$(4)
Unrealized actuarial losses from other post retirement liabilities	(5)	—
Restructuring and other costs	(5)	(4)
Reorganization items, net	(1)	(5)
Total adjustments	(15)	(13)
Interest expense, net	(19)	(19)
Income tax benefit (expense)	8	(10)
Depreciation and amortization	(42)	(37)
Gain on extinguishment of debt	9	—
Net loss	$(17)	$(26)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2016, non-cash charges primarily included asset impairment offset by net unrealized foreign exchange transaction gains and losses related to certain intercompany arrangements and, for the three months ended March 31, 2015, included net unrealized foreign exchange transaction gains and losses related to certain intercompany arrangements. Restructuring and other costs primarily included expenses from restructuring, one-time expenses for services and integrations. For the three months ended March 31, 2015, these amounts also included certain other operating charges.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under the ABL Facility. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At March 31, 2016, we had $1,185 of outstanding indebtedness. In addition, at March 31, 2016, we had $404 in liquidity, consisting of the following:
•$187 of unrestricted cash and cash equivalents (of which $132 is maintained in foreign jurisdictions); and

•
$217 of availability under the ABL Facility ($270 borrowing base, less $53 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payable) at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	% of LTM Net Sales	December 31, 2015	% of LTM Net Sales
Accounts receivable	$310	14%	$292	13%
Inventories	406	18%	381	17%
Accounts payable	(219)	(10)%	(223)	(10)%
Net working capital	$497	22%	$450	20%
The increase in net working capital of $47 from December 31, 2015, was due to various market driven factors: increase in accounts receivable due to higher mix of customers with longer payment terms, buildup of inventories to meet forecast volume and demand, and exchange rate fluctuations due to the weakening of the U.S. dollar against the euro and Japanese yen.
To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by accelerating receipts through the sale of receivables at a discount.
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. During the first three months of 2016, we did not draw from our ABL Facility. As of March 31, 2016, we had no outstanding borrowings under the ABL Facility.
We expect to have adequate liquidity to fund our operations for the foreseeable future from cash on our balance sheet, cash flows provided by operating activities and amounts available for borrowings under the ABL Facility.

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2016	2015
Sources (uses) of cash:
Operating activities	$10	$(3)
Investing activities	(25)	(28)
Financing activities	(18)	(2)
Effect of exchange rates on cash flows	3	(4)
Net (decrease) increase in cash and cash equivalents	$(30)	$(37)
Operating Activities
In the first three months of 2016, the Company’s operations provided $10 of cash. Net loss of $18 for Momentive and $17 for MPM, respectively, included $41 of net non-cash expense items, of which $42 was for depreciation and amortization, $6 was for the amortization of debt discount, and $5 of unrealized actuarial loss from other post retirement liabilities. These were partially offset by $9 related to gain from extinguishment of our Second Lien Notes. Net working capital used $32 and $33 of cash for Momentive and MPM, respectively, primarily, due

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

to increases in inventory of $14 and accounts receivable of $11, and a decrease in accounts payable of $8. Changes in other assets and liabilities, driven by the timing of when items were expensed versus paid, which primarily included interest expense, pension plan contributions and taxes.
In the first three months of 2015, operations used $3 of cash. Net loss of $26 included $52 of non-cash expense items, of which $37 was for depreciation and amortization, $7 was for unrealized foreign currency losses, and $4 for deferred income tax expense. Net working capital used $46 of cash, primarily due to increases in inventory of $34 and accounts receivable of $26 as discussed above. These items were partially offset by increases in other liabilities of $23 and accounts payable of $14 driven by improved payment terms following our emergence from Chapter 11 and the timing of when items were expensed versus paid, which primarily included interest on our new debt.
Investing Activities
In the first three months of 2016, investing activities used $25 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance and maintenance projects (of which $23 represented current year asset additions, with the remainder spent on asset additions made in prior periods).
In the first three months of 2015, investing activities used $28. We spent $27 for ongoing capital expenditures related to growth, environmental, health and safety compliance and maintenance projects (of which $19 represented current year asset additions, with the remainder spent on asset additions made in prior periods).
Financing Activities
In the first three months of 2016, both Momentive and MPM’s financing activities used $18 of cash, which primarily related to extinguishment of aggregate principal amount of our Second Lien Notes.
In the first three months of 2015, financing activities used $2, which related to net short-term debt repayments.
At March 31, 2016, there were $53 in outstanding letters of credit and no outstanding borrowings under our $270 ABL Facility, leaving unused borrowing capacity of $217.
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
We have recorded deferred taxes on the earnings of our foreign subsidiaries, as they are not considered to be permanently reinvested as those foreign earnings are needed for operations in the United States.
Covenants under the ABL Facility and the Notes
The instruments that govern MPM’s indebtedness contain, among other provisions, restrictive covenants (and incurrence tests in certain cases) regarding indebtedness, dividends and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and, under certain circumstances, the maintenance of a fixed charge coverage ratio, as further described below. Payment of borrowings under the ABL Facility and MPM’s notes may be accelerated if there is an event of default as determined under the governing debt instrument. Events of default under the credit agreement governing the ABL Facility include the failure to pay principal and interest when due, a material breach of a representation or warranty, events of bankruptcy, a change of control and most covenant defaults. Events of default under the indentures governing our notes include the failure to pay principal and interest, a failure to comply with covenants, subject to a 30-day grace period in certain instances, and certain events of bankruptcy.
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
In addition to the financial maintenance covenant described above, MPM is also subject to certain incurrence tests under the indentures governing our notes that restrict our ability to take certain actions if we are unable to meet specified ratios. For instance, the indentures governing MPM’s notes contain an incurrence test that restricts MPM’s ability to incur indebtedness or make investments, among other actions, if MPM does not maintain an Adjusted EBITDA to Fixed Charges ratio (measured on a LTM basis) of at least 2.0 to 1.0. The Adjusted EBITDA to Fixed Charges ratio under the indentures is generally defined as the ratio of (a) Adjusted EBITDA to (b) net interest expense excluding the amortization

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

or write-off of deferred financing costs, each measured on a LTM basis. The restrictions on our ability to incur indebtedness or make investments under the indentures that apply as a result, however, are subject to exceptions, including exceptions that permit indebtedness under the ABL Facility.
At March 31, 2016, MPM was in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our indentures for the period presented:

March 31, 2016
LTM Period
Net income	$(73)
Gain on extinguishment of debt	(16)
Interest expense, net	79
Income tax benefit	(5)
Depreciation and amortization	158
EBITDA	143
Adjustments to EBITDA
Restructuring and other costs(a)	33
Reorganization items, net(b)	4
Unrealized gain, net on pension and postretirement benefits(c)	(11)
Pro forma cost savings from other initiatives (d)	26
Non-cash charges and other income and expense(e)	19
Exclusion of Unrestricted Subsidiary results(f)	(24)
Adjusted EBITDA	$190
Pro forma fixed charges(g)	$54
Ratio of Adjusted EBITDA to Fixed Charges(h)	3.52

(a)	Relates primarily to one-time payments for services and integration expenses, as well as costs related to restructuring our capital structure.

(b)	Represents incremental costs incurred directly as a result of our Chapter 11 filings, including certain professional fees.

(c)	Represents non-cash actuarial losses resulting from pension and postretirement liability curtailment and remeasurements.

(d)
Represents estimated cost savings, on a pro forma basis, from initiatives not related to the Shared Services Agreement implemented or being implemented by management, including headcount reductions and indirect cost savings.

(e)
Non-cash charges and other income and expenses includes the effects of unrealized foreign exchange transaction losses related to certain intercompany arrangements, unrealized derivative gains and losses, losses on asset disposals and stock-based compensation expense.

(f)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under the ABL Facility.

(g)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at March 31, 2016.

(h)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of March 31, 2016, we were able to satisfy this test and incur additional indebtedness under these indentures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

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
In January 2015, the FASB issued Accounting Standards Board Update No. 2015-01: Income Statement-Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items and removes the requirement to present extraordinary items separately on the income statement, net of tax. The guidance became effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of this standard did not significantly impact our consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Board Update No. 2015-02: Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of fees paid to a decision maker or a service provider as variable interest, (iii) the effect of fee arrangements on the primary beneficiary determination, and (iv) the effect of related parties on the primary beneficiary determination. ASU 2015-02 simplifies the existing guidance by reducing the number of consolidation models from four to two, reducing the extent to which related party arrangements cause an entity to be considered a primary beneficiary, and placing more emphasis on the risk of loss when determining a controlling financial interest. The guidance became effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of this standard did not have a significant impact on the Company’s financial statements.
In April 2015, the FASB issued Accounting Standards Board Update No. 2015-03: Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and also requires that the amortization of such costs be reported as interest expense. In August 2015, the FASB issued Accounting Standards Board Update No. 2015-15: Interest-Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides additional guidance regarding the SEC staff’s position on presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The guidance became effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The adoption of the requirements of ASU 2015-03 and ASU 2015-15 did not impact the Company’s financial statements.
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
In September 2015, the FASB issued Accounting Standards Board Update No. 2015-16: Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires that an acquirer: i) recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and ii) record in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Therefore, ASU 2015-15 eliminates the requirement to retrospectively account for provisional adjustments recognized in a business combination. ASU 2015-16 also requires an entity to present separately on the face of the income statements or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance became effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period and amendments to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16, with earlier application permitted for financial statements that have not yet been made available for issuance, with impacts on the Company’s consolidated financial statements that may vary depending on each specific business combination. ASU 2015-16 did not have any impact on the Company’s financial statements.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

statements that have not been previously issued. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The new guidance has been adopted on a prospective basis by the Company for the calendar year ended December 31, 2015.
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (ASC 842) (“ASU 2016-02”). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In March 2016, the FASB issued Accounting Standards Board Update No. 2016-09: Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016. The Company is currently assessing the potential impact of ASU 2016-09 on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Information regarding our market risk as of December 31, 2015 was provided in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such disclosure during the first three months of 2016.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Momentive, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that Momentive’s disclosure controls and procedures were effective as of March 31, 2016.
As of the end of the period covered by this Quarterly Report on Form 10-Q, MPM, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that MPM’s disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in Momentive’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
There have been no changes in MPM’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings
Except as noted below, there have been no material developments in any of the ongoing legal proceedings during the first quarter for both Momentive and MPM that are included in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “10-K”) and the amendments thereto.
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

Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Momentive and MPM’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in Momentive’s and MPM’s 2015 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
This item is not applicable to the registrant.

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
The Blackstone Group L.P. (“Blackstone”) may be deemed an “affiliate” (as such term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) of the Company. Blackstone has indicated in its public filings that it may also be considered an affiliate of NCR Corporation (“NCR”) and Travelport Worldwide Limited (“Travelport”).
NCR filed the following disclosure in its Form 10-Q for the quarter ended March 31, 2016. The Company has neither independently verified nor has it participated in the preparation of the disclosure reproduced below:
“Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from January 1, 2016 through March 31, 2016, we maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  We note that the last known account balance as of March 31, 2016, was approximately $3,468.  The bank account did not generate interest from January 1, 2016 through March 31, 2016, and the guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, the Company has been winding down its past operations in Syria. The Company’s current license expires on April 30, 2016. The Company has also received licenses from OFAC to close the CBS account and terminate any guarantees. The Company's application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, remains pending. Following the termination of guarantees and the closure of the account, the Company does not intend to engage in any further business activities with CBS."
Travelport filed the following disclosure included in its Form 10-Q for the quarter ended March 31, 2016. The Company has neither independently verified nor has it participated in the preparation of the disclosure reproduced below:
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
The gross revenue and net profit attributable to these activities in the quarter ended March 31, 2016 were approximately $156,000 and $109,000, respectively.”

Item 5.	Other Information

None

Item 6.    Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications for MPM Holdings Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications for Momentive Performance Materials Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications for MPM Holdings Inc.

32.2	Section 1350 Certifications for Momentive Performance Materials Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.

**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date:	May 10, 2016	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	May 10, 2016	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)