Form 10-Q
period 2016-06-30
MPM Holdings Inc.; Momentive Performance Materials Inc.
filed 2016-08-09
CIK 1624826, 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐
The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on August 5, 2016, was 48,058,114 shares.
The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on August 5, 2016, was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-Q is a combined quarterly report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $4)	$210	$221	$210	$221
Accounts receivable (net of allowance for doubtful accounts of less than $1)	313	292	313	292
Inventories:
Raw materials	136	143	136	143
Finished and in-process goods	281	238	281	238
Other current assets	49	48	49	48
Total current assets	989	942	989	942
Investment in unconsolidated entities	20	19	20	19
Deferred income taxes	9	9	9	9
Other long-term assets	20	19	20	19
Property, plant and equipment:
Land	81	73	81	73
Buildings	309	293	309	293
Machinery and equipment	951	875	951	875
	1,341	1,241	1,341	1,241
Less accumulated depreciation	(210)	(134)	(210)	(134)
	1,131	1,107	1,131	1,107
Goodwill	219	211	219	211
Other intangible assets, net	353	356	353	356
Total assets	$2,741	$2,663	$2,741	$2,663
Liabilities and Equity
Current liabilities:
Accounts payable	$230	$223	$230	$223
Debt payable within one year	37	36	37	36
Interest payable	11	11	11	11
Income taxes payable	8	5	8	5
Accrued payroll and incentive compensation	52	43	52	43
Other current liabilities	112	83	111	83
Total current liabilities	450	401	449	401
Long-term liabilities:
Long-term debt	1,156	1,169	1,156	1,169
Pension and postretirement benefit liabilities	320	333	320	333
Deferred income taxes	75	70	75	70
Other long-term liabilities	61	64	61	64
Total liabilities	2,062	2,037	2,061	2,037
Commitments and contingencies (See Note 7)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,058,114 and 47,989,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively			—	—
Additional paid-in capital	863	861	862	860
Accumulated other comprehensive loss	(13)	(92)	(13)	(92)
Accumulated deficit	(171)	(143)	(169)	(142)
Total equity	679	626	680	626
Total liabilities and equity	$2,741	$2,663	$2,741	$2,663

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share data)	2016	2015	2016	2015
Net sales	$586	$602	$1,122	$1,181
Cost of sales	468	490	914	969
Gross profit	118	112	208	212
Costs and expenses:
Selling, general and administrative expense	78	60	159	134
Research and development expense	17	18	33	36
Restructuring and other costs (See Note 3)	4	5	9	9
Other operating expense (income), net	2	2	8	(5)
Operating income (loss)	17	27	(1)	38
Interest expense, net (See Note 6)	19	20	38	39
Gain on extinguishment of debt (See Note 6)	—	—	(9)	—
Other non-operating expense (income), net	5	(2)	2	2
Reorganization items, net	—	2	1	7
(Loss) income before income taxes and earnings from unconsolidated entities	(7)	7	(33)	(10)
Income tax expense (benefit) (See Note 12)	4	(5)	(4)	5
(Loss) income before earnings from unconsolidated entities	(11)	12	(29)	(15)
Earnings from unconsolidated entities, net of taxes	1	—	1	1
Net (loss) income	$(10)	$12	$(28)	$(14)

Net loss per share:
Net (loss) income per common share—basic	$(0.21)	$0.25	$(0.58)	$(0.29)
Net (loss) income per common share—diluted	$(0.21)	$0.25	$(0.58)	$(0.29)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,055,194	48,015,976	48,041,894	48,002,563
Weighted average common shares outstanding—diluted	48,055,194	48,084,004	48,041,894	48,002,563

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net sales	$586	$602	$1,122	$1,181
Cost of sales	468	490	914	969
Gross profit	118	112	208	212
Selling, general and administrative expense	78	60	158	134
Research and development expense	17	18	33	36
Restructuring and other costs (See Note 3)	4	5	9	9
Other operating expense (income), net	2	2	8	(5)
Operating income (loss)	17	27	—	38
Interest expense, net (See Note 6)	19	20	38	39
Gain on extinguishment of debt (See Note 6)	—	—	(9)	—
Other non-operating (income) expense, net	5	(2)	2	2
Reorganization items, net	—	2	1	7
(Loss) income before income taxes and earnings from unconsolidated entities	(7)	7	(32)	(10)
Income tax (benefit) expense (See Note 12)	4	(5)	(4)	5
(Loss) income before earnings from unconsolidated entities	(11)	12	(28)	(15)
Earnings from unconsolidated entities, net of taxes	1	—	1	1
Net (loss) income	$(10)	$12	$(27)	$(14)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net (loss) income	$(10)	$12	$(28)	$(14)
Other comprehensive income (loss), net of tax:
Foreign currency translation	21	6	59	(37)
Net prior service (cost) credit	—	(2)	20	(2)
Other comprehensive income (loss)	21	4	79	(39)
Comprehensive income (loss)	$11	$16	$51	$(53)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net (loss) income	$(10)	$12	$(27)	$(14)
Other comprehensive income (loss), net of tax:
Foreign currency translation	21	6	59	(37)
Net prior service (cost) credit	—	(2)	20	(2)
Other comprehensive income (loss)	21	4	79	(39)
Comprehensive income (loss)	$11	$16	$52	$(53)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Cash flows provided by operating activities
Net loss	$(28)	$(14)	$(27)	$(14)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84	76	84	76
Unrealized actuarial losses (gains) from pensions and other post retirement liabilities	5	(10)	5	(10)
Pension curtailment gain	—	(3)	—	(3)
Deferred income tax (benefit) expense	(14)	2	(14)	2
Unrealized foreign currency gains	—	(2)	—	(2)
Amortization of debt discount	12	11	12	11
Gain on the extinguishment of debt	(9)	—	(9)	—
Other non-cash adjustments	7	1	7	1
Net change in assets and liabilities:
Accounts receivable	(14)	(23)	(14)	(23)
Inventories	(25)	(44)	(25)	(44)
Accounts payable	(2)	13	(2)	13
Income taxes payable	3	(8)	3	(8)
Other assets, current and non-current	(7)	9	(7)	9
Other liabilities, current and non-current	42	—	41	—
Net cash provided by operating activities	54	8	54	8
Cash flows used in investing activities
Capital expenditures	(52)	(54)	(52)	(54)
Capitalized interest	(1)	(1)	(1)	(1)
Purchases of intangible assets	(1)	(2)	(1)	(2)
Net cash used in investing activities	(54)	(57)	(54)	(57)
Cash flows used in financing activities
Proceeds from sale of common stock	—	1	—	—
Net short-term debt borrowings (repayments)	1	(1)	1	(1)
Repayments of long-term debt	(16)	—	(16)	—
Net cash used in financing activities	(15)	—	(15)	(1)
Decrease in cash and cash equivalents	(15)	(49)	(15)	(50)
Effect of exchange rate changes on cash and cash equivalents	4	(5)	4	(5)
Cash and cash equivalents (unrestricted), beginning of period	217	223	217	223
Cash and cash equivalents (unrestricted), end of period	$206	$169	$206	$168
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$28	$28	$28	$28
Income taxes, net of refunds	7	8	7	8
Non-cash investing activity:
Capital expenditures included in accounts payable	$18	$10	$18	$10

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

MPM HOLDINGS INC.
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
(In millions, except shares data)	Shares	Amount
Balance as of December 31, 2015	48,028,594	$—	$861	$(92)	$(143)	$626
Net loss	—	—	—	—	(28)	(28)
Other comprehensive income	—	—	—	79	—	79
Stock-based compensation expense	—	—	2	—	—	2
Issuance of common stock	29,520	—	—	—	—	—
Balance as of June 30, 2016	48,058,114	$—	$863	$(13)	$(171)	$679

MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of December 31, 2015	$—	$860	$(92)	$(142)	$626
Net loss	—	—	—	(27)	(27)
Other comprehensive income	—	—	79	—	79
Capital contribution from parent	—	2	—	—	2
Balance as of June 30, 2016	$—	$862	$(13)	$(169)	$680

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
2. Summary of Significant Accounting Policies
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and also requires the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, it requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Actual results could differ from these estimates.
Subsequent Events—As a public reporting company, the Company evaluates subsequent events and transactions through the date these unaudited Condensed Consolidated Financial Statements are issued.
Net Income (Loss) Per Share—Momentive calculates earnings per share as the ratio of net income (loss) to weighted average basic and diluted common shares outstanding.
Stock-Based Compensation—The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors based on estimated fair values, in accordance with ASC 718, Compensation – Stock Compensation. As described in Note 8, the Company adopted a new management equity plan on March 12, 2015. The fair value of stock options granted is calculated using a Monte Carlo option-pricing model on the date of the grant, and the fair value of Restricted Stock Units are valued using the fair market value of the Company’s common stock on the date of grant. Compensation expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). See Note 8 for additional details regarding stock-based compensation.
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Additionally, in March 2016, the FASB issued Accounting Standards Board No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Board No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued Accounting Standards Board No. 2016-12, Revenue from Contracts with Customers (Topic 606):: Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption from the calendar year 2017 will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company is currently assessing the potential impact of ASU 2014-09 on its financial statements.

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
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (ASC 842) (“ASU 2016-02”). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Also in March 2016, the FASB issued Accounting Standards Board Update No. 2016-09: Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as a financing activity under the current rules. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 early adoption will be permitted. The Company early adopted ASU 2016-09, effective April 1, 2016, electing to account for forfeitures when they occur. The adoption of ASU 2016-09 did not have a significant on the Company’s financial statements as of June 30, 2016. The impact from adoption of the provisions related to forfeiture rates was reflected in the Company's condensed consolidated financial statements on a modified retrospective basis, resulting in an immaterial adjustment to retained earnings. Provisions related to income taxes have been adopted prospectively resulting in no tax benefit as of the quarter ended June 30, 2016.
All other new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.
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

The following table sets forth the changes in the restructuring reserve. Included in this table are also other minor restructuring programs that were undertaken by the Company in different locations, none of which were individually material. These costs are primarily related to workforce reductions:

Total
Accrued liability at January 1, 2016	14
Restructuring charges	2
Payments	(3)
Accrued liability at March 31, 2016	13
Restructuring charges	1
Payments	(3)
Accrued liability at June 30, 2016	$11

For the three months ended June 30, 2016 and June 30, 2015, the Company recognized other costs of $3 and $5, respectively. For the six months ended June 30, 2016 and June 30, 2015, the Company recognized other costs of $6 and $9, respectively. The costs in 2015 and 2016 are primarily comprised of one-time expenses for services and integration, and are included in “Restructuring and other costs” in the Condensed Consolidated Statements of Operations.

4. Related Party Transactions
Transactions with Hexion
Shared Services Agreement

In October 2010, the Company entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent and thereafter, an entity controlled by a significant shareholder of the Company) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology, accounting, finance, legal, and procurement services. The Shared Services Agreement establishes certain criteria upon which the cost of such services are allocated between the Company and Hexion. The Shared Services Agreement was renewed for one year starting in October 2015 and is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2016 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
Pursuant to the Shared Services Agreement, during the six months ended June 30, 2016 and 2015, the Company incurred approximately $29 and $37, respectively, of net costs for shared services and Hexion incurred approximately $39 and $45, respectively, of net costs for shared services. Included in the net costs incurred during the six months ended June 30, 2016 and 2015, were net billings from Hexion to the Company of $16 and $24, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts payable to Hexion of $3 and $7 at June 30, 2016 and December 31, 2015, respectively, and no accounts receivable from Hexion.
Purchases and Sales of Products and Services with Hexion
The Company also sells products to, and purchases products from Hexion, pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement had an initial term of three years, was renewed for one year starting in September 2015 (subject to one-year renewals every year thereafter; absent contrary notice from either party) and may be terminated for convenience by either party thereunder upon 30 days' prior notice. Additionally, from September 6, 2012 to March 9, 2015, a subsidiary of the Company acted as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to distribution agreements dated as of September 6, 2012.
During each of the three months ended June 30, 2016 and 2015, the Company sold less than $1 of products to Hexion and purchased less than $1, respectively. During the six months ended June 30, 2016 and 2015, the Company sold $1 and $2, respectively, of products to Hexion and purchased less than $1. As of both June 30, 2016 and December 31, 2015, the Company had less than $1 of accounts receivable from Hexion and less than $1 of accounts payable to Hexion related to these agreements.
Other Transactions with Hexion
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of Hexion to lease a portion of the Company’s manufacturing site in Itatiba, Brazil, where the subsidiary of Hexion will construct and operate an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby it provides to the subsidiary of Hexion various services such as environmental, health and safety, security, maintenance and accounting, among others, to support the operation of this new facility. The Company received less than $1 from Hexion under this agreement during both the three and six months ended June 30, 2016 and 2015.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three and six months ended June 30, 2016, the Company sold $6 and $13, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. During the three and six months ended June 30, 2015, the Company sold approximately $7 and $14, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. As of both June 30, 2016 and December 31, 2015, the Company had $2 of accounts receivable from Hexion related to the distribution agreement.
Purchases and Sales of Products and Services with Affiliates Other Than Hexion
The Company sells products to various affiliates other than Hexion. These sales were less than $1 for each of the three months ended June 30, 2016 and 2015, and less than $1 for each of the six months ended June 30, 2016 and 2015, respectively. Receivables from these affiliates were $0 and less than $1 at June 30, 2016 and December 31, 2015, respectively. The Company also purchases products and services from various affiliates other than Hexion. These purchases were less than $1 for each of the three months ended June 30, 2016 and 2015, and $2 for each of the six months ended June 30, 2016 and 2015. The Company had accounts payable to these affiliates of less than $1 as of both June 30, 2016 and December 31, 2015.

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

Recurring Fair Value Measurements
At both June 30, 2016 and December 31, 2015, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counter-parties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three or six months ended June 30, 2016.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2016
Debt	$1,193	$—	$1,032	$—	$1,032
December 31, 2015
Debt	$1,205	$—	$909	$—	$909
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

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

6. Debt Obligations
As of June 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under its senior secured asset-based revolving loan facility (the “ABL Facility”). Outstanding letters of credit under the ABL Facility at June 30, 2016 were $61, leaving an unused borrowing capacity of $209.
As of June 30, 2016, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.
During 2016, the Company repurchased in the open market $29 aggregate principal amount of the Company’s 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”) for $16. The Company recorded a gain of $9 net of associated discount on these notes, as a result of paying down this debt at less than its aggregate principal amount. All repurchased notes were canceled reducing the aggregate principal amount of Second Lien Notes outstanding from $231 to $202.
At June 30, 2016, the weighted average interest rate of the Company’s long term debt was 4.51%.
Debt outstanding at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016		December 31, 2015
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First-Priority Senior Secured Notes due 2021 (includes $114 and $123 of unamortized debt discount, respectively)	986	—	977	—
4.69% Second-Priority Senior Secured Notes due 2022 (includes $32 and $38 of unamortized debt discount, respectively)	170	—	192	—
Other Borrowings:
China bank loans	—	37	—	33
Other	—	—	—	3
Total debt	$1,156	$37	$1,169	$36
Momentive is not an obligor under the debt obligations above. MPM is a borrower under the ABL Facility and the issuer of the secured notes, which are fully and unconditionally guaranteed by certain subsidiaries of MPM (see Note 14).
7. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $6 and $3 at June 30, 2016 and December 31, 2015, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
On August 7, 2014, the Italian Court of Appeals affirmed the prior decisions of the Italian tax trial courts in the Company’s favor regarding the deductions made in the years 2004 through 2007. On December 29, 2014, the Company filed an appeal before the Italian Supreme Court with respect to the lower court’s adverse decision related to the 2003 tax year. On January 10, 2015, the Company received notice of appeal of the favorable decision it received with respect to the years 2004 to 2007. The Company believes it has a considerable likelihood of obtaining favorable outcomes for all years contested. As of June 30, 2016, the total potential assessment, including penalties and interest, is €47, or approximately $52, of which €32, or approximately $36, relates to the period of ownership subsequent to the acquisition of GE Advanced Materials in 2006 (the “GE Advanced Materials Acquisition”).

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

The Company continues to believe its tax filing position is appropriate and that it is more likely than not this position will prevail upon appeal to the Italian Supreme Court. As a result, the Company has not recorded any income tax liability related to this matter as of June 30, 2016. Additionally, in conjunction with the GE Advanced Materials Acquisition, the Company and GE entered into an agreement providing for the indemnification by GE for tax matters related to the GE Advanced Materials Acquisition.
Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both June 30, 2016 and December 31, 2015, the Company had recognized obligations of $13 for remediation costs at the Company’s manufacturing facilities and off-site landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
Stock Options
In May 2016, the Company’s Board of Directors approved a re-pricing of the granted stock options reducing the strike price to $10.25 from $20.33 based on the fair market value of Momentives’s shares on May 19, 2016 and changing the market conditions vesting thresholds of Tranche A and Tranche B to be $20 per share and $25 per share, down from $30.50 per share and $40.66 per share, respectively.  Momentive treated the repricing as a modification of the original awards and calculated additional compensation costs for the difference between the fair

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

value of the modified award and the fair value of the original award on the modification date. The repricing triggered changes in fair value of Tranche A from $7.93 per option to $9.83 per option and in Tranche B from $7.62 per option to $8.93 per option resulting in an incremental increase of $3 in unrecognized compensation expense related to these non-vested stock options, to $15 at May 19, 2016 and June 30, 2016. There have been no performance and market based achievements since the date of the grant, therefore, there has been no compensation expense recorded. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance and market conditions becomes probable.
The estimated fair values of Stock Options granted in 2015 and the assumptions used for the Monte Carlo option-pricing model were as follows:

	June 30, 2016		June 30, 2015
	Tranche A	Tranche B	Tranche A	Tranche B
Estimated fair values	$9.83	$8.93	$7.93	$7.62
Assumptions:
Strike Price	$10.25	$10.25	$20.33	$20.33
Risk-free interest rate	0.80%	0.80%	0.48%	0.48%
Expected term	1.62 years	1.62 years	1.73 years	1.73 years
Expected volatility	60.00%	60.00%	47.00%	47.00%
Tranche Market Threshold	$20.00	$25.00	$30.50	$40.66
The fair market value of the underlying stock price for the purpose of determining strike prices were derived mainly from a discounted cash-flow model. The risk-free interest rate has been determined on the yields for U.S. Treasury securities for a period approximating the expected term compounded continuously which changed from 0.48% on original grant date to 0.80% on modification. The expected term represents the average of anticipated exit scenarios which changed from 1.73 years on original grant date to 1.62 years on modification. The expected volatility, which changed from 47.00% on original grant date to 60.00% on modification, has been estimated based on the volatilities using a weighted peer group of companies which are deemed to be similar to our Company and is calculated using the expected term of the stock options granted. The Tranche Market Thresholds are the average targeted expected closing prices over 10 days in the event of the underlying stocks trading publicly.
Information on Stock Options activity is as follows:

	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at January 1, 2016	792,820	20.33	792,820	20.33
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance at June 30, 2016	792,820	10.25	792,820	10.25
Restricted Stock Units
Information on Restricted Stock Units activity is as follows:

	Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Balance at January 1, 2016	712,762	20.33
Granted	67,026	10.35
Vested	(29,520)	20.33	—
Forfeited	(3,682)	20.33
Expired	—	—
Balance at June 30, 2016	746,586	19.43

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

The fair market value of $20.33 per unit and $10.35 related to the RSUs at the grant dates of April 10, 2015 and February 22, 2016, respectively, are derived through relying on material financial weighted analysis of the Company developed at the time the Company emerged from Chapter 11 Bankruptcy, after considering recent sales of stock to related parties and the review of current and future market conditions and financial performance as of February 22, 2016. The material financial weighted analysis consisted of (i) a discounted cash flow analysis, (ii) a selected publicly traded company analysis and (iii) a selected transactions analysis. The employees’ and NEOs’ RSUs are 100% vested upon the fourth anniversary of the date of grant (“Scheduled Vesting Date”) provided that the grantee remains continuously employed in active service by the Company or one of its affiliates from the date of grant through the Scheduled Vesting Date. The directors’ RSUs are 100% vested upon the first anniversary of the date of grant
Additionally, vesting of the RSU grants could be accelerated: (i) upon a Sale of the Company occurring prior to the Scheduled Vesting Date, the RSUs, to the extent unvested, shall become fully vested, subject to the grantee’s continued employment through the effective date of such Sale; or (ii) upon an IPO occurring prior to the Scheduled Vesting Date, a graded percentage of the RSUs, shall become vested subject to the grantee’s continued employment through the effective date of the IPO.
There were no performance-based achievements during the three and six months ended June 30, 2016. The fair value of the Company’s RSUs is expensed on a straight-line basis over the required service period, currently four years.
Stock-based compensation expense related to the RSU awards was approximately $1 for the three months ended June 30, 2016, $2 for the six months ended June 30, 2016, and $1 for the three and six months ended June 30, 2015. As of June 30, 2016, unrecognized compensation related to RSU awards was $10 and expense will be recognized over the remaining 2.73 years vesting period. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
Although the MPMH Equity Plan, under which the above awards were granted, was issued by Momentive, substantial underlying compensation cost represents compensation costs paid for by Momentive on MPM’s behalf, as a result of the MPM’s employees’ services to MPM. Momentive intends to issue new stock to deliver shares under the MPMH Equity Plan.

9. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement (benefit) expense for the three and six months ended June 30, 2016 and 2015:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30,				Three Months Ended June 30,
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1	$3	$3	$2	$1	$—	$1	$—
Interest cost on projected benefit obligation	2	1	2	1	—	—	1	—
Expected return on assets	(2)	—	(2)	—	—	—	—	—
Curtailment gain (1)	—	—	(3)	—	—	—	—	—
Actuarial gain (2)	—	—	(10)	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	—	—
Net periodic benefit cost (gain)	$1	$4	$(10)	$3	$—	$—	$2	$—

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$3	$5	$5	$4	$1	$—	$1	$—
Interest cost on projected benefit obligation	4	2	4	2	1	—	2	—
Expected return on assets	(4)	—	(4)	—	—	—	—	—
Curtailment gain (1)	—	—	(3)	—	—	—	—	—
Actuarial (gain) loss (2) (3)	—	—	(10)	—	5	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	—	—
Net periodic benefit cost (gain)	$3	$7	$(8)	$6	$6	$—	$3	$—

(1)
The curtailment gain recognized on pension benefits during both the three and six months ended June 30, 2015 relates to the remeasurement of the pension benefit obligation in conjunction with plan provision changes for non-exempt employees not subject to a collective bargaining agreement (“impacted employees”). The Company recorded this gain in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

(2)
The actuarial gain recognized on pension benefits during the three and six months ended June 30, 2015 mainly relates to the decrease in projected benefit obligation due to the decrease in discount rate as a result of the re-measurement triggered by plan provision changes for the impacted employees. The Company recorded this gain in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

(3)
The actuarial loss on non-pension post-retirement benefits during the six months ended June 30, 2016 relates to the decrease in discount rate as a result of the re-measurement of the accumulated postretirement benefit obligation on company sponsored post-retiree medical, dental, vision and life insurance benefit plans. This re-measurement on March 31, 2016 was triggered by plan provision changes for active retirees and employees not subject to a collective bargaining agreement. The Company recorded this expense in Selling, general and administrative expense in the unaudited Consolidated Statements of Operations.

10. Segment Information and Customers
The Company’s segments are based on the products that the Company offers and the markets that it serves. At June 30, 2016, the Company’s had two reportable segments: Silicones and Quartz. The Silicones business is engaged in the manufacture, sale and distribution of silicones, silicone derivatives and silanes. The Quartz business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s segments are organized based on the nature of the products they produce. In addition, Corporate is primarily corporate, general and administrative expenses that are not allocated to the operating segments, such as certain shared service and administrative functions.
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
Net Sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Silicones	$539	$559	$1,039	$1,091
Quartz	47	43	83	90
Total	$586	$602	$1,122	$1,181

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
Silicones	$70	$60		$120	$112
Quartz	6	9		7	20
Corporate	(10)	(9)	(20)	(20)	(20)
Total	$66	$60		$107	$112

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Silicones	$70	$60	$120	$112
Quartz	6	9	7	20
Corporate	(10)	(9)	(19)	(19)
Total	$66	$60	$108	$113

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

Reconciliation of Segment EBITDA to Net Loss:

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment EBITDA:
Silicones	$70	$60	$120	$112
Quartz	6	9	7	20
Corporate	(10)	(9)	(20)	(20)
Total	$66	$60	$107	$112

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(7)	$—	$(11)	$(3)
Unrealized actuarial gains (losses) from pensions and other post retirement liabilities	—	13	(5)	13
Restructuring and other costs	(4)	(5)	(9)	(9)
Reorganization items, net	—	(2)	(1)	(7)
Total adjustments	(11)	6	(26)	(6)
Interest expense, net	(19)	(20)	(38)	(39)
Income tax (expense) benefit	(4)	5	4	(5)
Depreciation and amortization	(42)	(39)	(84)	(76)
Gain on extinguishment of debt	—	—	9	—
Net (loss) income	$(10)	$12	$(28)	(14)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment EBITDA:
Silicones	$70	$60	$120	$112
Quartz	6	9	7	20
Corporate	(10)	(9)	(19)	(19)
Total	$66	$60	$108	$113

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(7)	$—	$(11)	$(4)
Unrealized actuarial gains (losses) from pensions and other post retirement liabilities	—	13	(5)	13
Restructuring and other costs	(4)	(5)	(9)	(9)
Reorganization items, net	—	(2)	(1)	(7)
Total adjustments	(11)	6	(26)	(7)
Interest expense, net	(19)	(20)	(38)	(39)
Income tax (expense) benefit	(4)	5	4	(5)
Depreciation and amortization	(42)	(39)	(84)	(76)
Gain on extinguishment of debt	—	—	9	—
Net (loss) income	$(10)	$12	$(27)	$(14)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For both the three and six months ended June 30, 2016, non-cash charges primarily included asset impairments and net unrealized foreign exchange transaction gains and losses related to certain intercompany arrangements. For both the three and six months ended June 30, 2016, restructuring and other costs primarily included expenses from restructuring and certain other operating charges. For both the three and six months ended June 30, 2015, non-cash charges primarily included net unrealized foreign exchange transaction gains and losses related to certain intercompany arrangements. For both the three and six months ended June 30, 2015, restructuring and other costs primarily included expenses from restructuring, costs optimization programs, and certain other operating charges.
11. Changes in Other Comprehensive (Loss) Income
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$20	$(54)	$(34)	$1	$(72)	$(71)
Other comprehensive income (loss) before reclassifications, net of tax (1)	—	21	21	(2)	6	4
Ending balance	$20	$(33)	$(13)	$(1)	$(66)	$(67)

	Six Months Ended June 30,
	2016			2015
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$(92)	$(92)	$1	$(29)	$(28)
Other comprehensive (income) loss before reclassifications, net of tax (1)	20	59	79	(2)	(37)	(39)
Ending balance	$20	$(33)	$(13)	$(1)	$(66)	$(67)

(1)
Other comprehensive income related to defined benefit pension and postretirement plans for the six months ended June 30, 2016 represents the recognition of net prior service benefit following certain plan provision changes (see Note 9).

There were no reclassifications from “Accumulated other comprehensive (loss) income” for the three and six months ended June 30, 2016 or 2015.
12. Income Taxes
The effective tax rate was (57)% for both Momentive and MPM for the three months ended June 30, 2016 and (71)% for both Momentive and MPM for the three months ended June 30, 2015. The effective tax rate was 12% and 13% for Momentive and MPM, respectively, for the six months ended June 30, 2016, and (50)% for both Momentive and MPM for the six months ended June 30, 2015. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, tax impact of recognition of net prior service benefit following certain plan provision changes (see Note 11), and tax rate changes in Japan.
For the three and six months ended June 30, 2016, income taxes included favorable discrete tax adjustments of $0 and $13, respectively, pertaining to benefits curtailment and a tax law change in Japan. For the three and six months ended June 30, 2015, income taxes included favorable discrete tax adjustments of $3 and $0, respectively, pertaining to a change in tax law in Japan and the resolution of certain tax matters in non-U.S. jurisdictions.

The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of June 30, 2016 and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $51, which could result in a tax obligation of $15, based on currency exchange rates as of June 30, 2016. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

13. Net (Loss) Income per Share
The following table presents the calculation of basic and diluted net (loss) income per share attributable to Momentive for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share data)	2016	2015	2016	2015
Net (loss) income	$(10)	$12	$(28)	$(14)
Weighted average common shares—basic	48,055,194	48,015,976	48,041,894	48,002,563
Effect of dilutive potential common shares	—	68,028	—	—
Weighted average shares outstanding—diluted	48,055,194	48,084,004	48,041,894	48,002,563
Net (loss) income per share—basic	$(0.21)	$0.25	$(0.58)	$(0.29)
Net (loss) income per share—diluted	$(0.21)	$0.25	$(0.58)	$(0.29)
Employee equity share options, unvested shares and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. The treasury stock method is an approach used to compute the amount of new shares that can be potentially created by the amount of compensation cost for future service that the Company has not yet recognized. Treasury stock method assumes that the proceeds that a company receives from an in-the-money RSU exercise are used to repurchase common shares in the market at the average market price during the period.
14. Guarantor/Non-Guarantor Subsidiary Financial Information
As of June 30, 2016, the Company had outstanding $1,100 in aggregate principal amount of 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and $202 in aggregate principal amount of 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”). The notes are fully and unconditionally, jointly and severally guaranteed on a senior secured basis by each of MPM’s existing 100% owned U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and MPM’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of MPM or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 of (i) Momentive Performance Materials Inc. (“Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
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

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
JUNE 30, 2016
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$70	$1	$139		$—	$210
Accounts receivable	—	83	230		—	313
Due from affiliates	—	75	29	—	(104)	—
Inventories:
Raw materials	—	69	67		—	136
Finished and in-process goods	—	130	151		—	281
Other current assets		17	32		—	49
Total current assets	70	375	648		(104)	989
Investment in unconsolidated entities	1,725	377	20		(2,102)	20
Deferred income taxes	—	—	9		—	9
Other long-term assets	—	—	20		—	20
Intercompany loans receivable	273	949	60		(1,282)	—
Property, plant and equipment, net	—	526	605		—	1,131
Goodwill	—	105	114		—	219
Other intangible assets, net	—	142	211		—	353
Total assets	$2,068	$2,474	$1,687		$(3,488)	$2,741
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$76	$154		$—	$230
Due to affiliates	—	29	75		(104)	—
Debt payable within one year	—	—	37		—	37
Interest payable	10	—	1		—	11
Income taxes payable	—	—	8		—	8
Accrued payroll and incentive compensation	—	32	20		—	52
Other current liabilities	—	32	79		—	111
Total current liabilities	10	169	374		(104)	449
Long-term liabilities:
Long-term debt	1,156	—	—		—	1,156
Intercompany loans payable	222	407	653		(1,282)	—
Pension liabilities	—	160	160		—	320
Deferred income taxes	—	—	75		—	75
Other long-term liabilities	—	13	48		—	61
Total liabilities	1,388	749	1,310		(1,386)	2,061
Total equity (deficit)	680	1,725	377		(2,102)	680
Total liabilities and equity	$2,068	$2,474	$1,687		$(3,488)	$2,741

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

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

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED JUNE 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$280	$467	$(161)	$586
Cost of sales	—	232	397	(161)	468
Gross profit	—	48	70	—	118
Selling, general and administrative expense	1	43	34	—	78
Research and development expense	—	9	8	—	17
Restructuring and other costs	—	5	(1)	—	4
Other operating income, net	—	3	(1)	—	2
Operating (loss) income	(1)	(12)	30	—	17
Interest expense (income), net	19	(13)	13	—	19
Other non-operating income, net	—	(1)	6	—	5
(Loss) income before income taxes and losses from unconsolidated entities	(20)	2	11	—	(7)
Income tax (benefit) expense	—	—	4	—	4
Loss before (losses) incomes from unconsolidated entities	(20)	2	7	—	(11)
(Losses) incomes from unconsolidated entities, net of taxes	10	8	1	(18)	1
Net (loss) income	$(10)	$10	$8	$(18)	$(10)
Comprehensive income (loss)	$11	$30	$37	$(67)	$11

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED JUNE 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$278	$473	$(149)	$602
Cost of sales	—	239	400	(149)	490
Gross profit	—	39	73	—	112
Selling, general and administrative expense	—	7	53	—	60
Research and development expense	—	11	7	—	18
Restructuring and other costs	—	5	—	—	5
Other operating (income) expense, net	—	(3)	5	—	2
Operating income	—	19	8	—	27
Interest expense (income), net	19	(14)	15	—	20
Other non-operating income, net	—	(2)	—	—	(2)
Reorganization items, net	—	2	—	—	2
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(19)	33	(7)	—	7
Income tax expense	—	—	(5)	—	(5)
(Loss) income before earnings (losses) from unconsolidated entities	(19)	33	(2)	—	12
Earnings (losses) from unconsolidated entities, net of taxes	31	(2)	—	(29)	—
Net income (loss)	$12	$31	$(2)	$(29)	$12
Comprehensive income (loss)	$16	$34	$(8)	$(26)	$16

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
SIX MONTHS ENDED JUNE 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$536	$880	$(294)	$1,122
Cost of sales	—	451	757	(294)	914
Gross profit	—	85	123	—	208
Selling, general and administrative expense	1	98	59	—	158
Research and development expense	—	20	13	—	33
Restructuring and other costs	—	4	5	—	9
Other operating income, net	—	3	5	—	8
Operating (loss) income	(1)	(40)	41	—	—
Interest expense (income), net	37	(25)	26	—	38
Other non-operating income, net	(9)	(1)	3	—	(7)
Reorganization items, net	—	1	—	—	1
(Loss) income before income taxes and losses from unconsolidated entities	(29)	(15)	12	—	(32)
Income tax (benefit) expense	—	(11)	7	—	(4)
Loss before (losses) incomes from unconsolidated entities	(29)	(4)	5	—	(28)
(Losses) incomes from unconsolidated entities, net of taxes	2	6	1	(8)	1
Net (loss) income	$(27)	$2	$6	$(8)	$(27)
Comprehensive income (loss)	$52	$80	$60	$(140)	$52

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
SIX MONTHS ENDED JUNE 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$553	$922	$(294)	$1,181
Cost of sales	—	479	784	(294)	969
Gross profit	—	74	138	—	212
Selling, general and administrative expense	—	51	83	—	134
Research and development expense	—	22	14	—	36
Restructuring and other costs	—	9	—	—	9
Other operating (income) expense, net	(2)	(5)	2	—	(5)
Operating income (loss)	2	(3)	39	—	38
Interest expense (income), net	38	(33)	34	—	39
Other non-operating expense (income), net	—	4	(2)	—	2
Reorganization items, net	—	7	—	—	7
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(36)	19	7	—	(10)
Income tax expense	—	—	5	—	5
(Loss) income before earnings (losses) from unconsolidated entities	(36)	19	2	—	(15)
Earnings (losses) from unconsolidated entities, net of taxes	22	3	1	(25)	1
Net (loss) income	$(14)	$22	$3	$(25)	$(14)
Comprehensive (loss) income	$(53)	$(17)	$1	$16	$(53)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
SIX MONTHS ENDED JUNE 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows provided by (used in) provided by operating activities	$74	$(22)		$39		$(37)	$54
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(22)		(30)		—	(52)
Capitalized interest	—	—		(1)		—	(1)
Purchases of intangible assets	—	(1)		—		—	(1)
Return of capital from subsidiary from sales of accounts receivable	—	31	(a)	—		(31)	—
	—	8		(31)		(31)	(54)
Cash flows (used in) provided by financing activities:
Net short-term debt (repayments) borrowings	(3)	—		4		—	1
Repayments of long-term debt	(16)	—		—		—	(16)
Net intercompany loan (repayments) borrowings	(42)	42				—	—
Common stock dividends paid	—	(29)		(8)		37	—
Return of capital to parent from sales of accounts receivable	—	—		(31)	(a)	31	—
	(61)	13		(35)		68	(15)
Increase (decrease) in cash and cash equivalents	13	(1)		(27)		—	(15)
Effect of exchange rate changes on cash and cash equivalents	—	—		4		—	4
Cash and cash equivalents (unrestricted), beginning of period	57	2		158		—	217
Cash and cash equivalents (unrestricted), end of period	$70	$1		$135		$—	$206

(a)
During the six months ended June 30, 2016, Momentive Performance Materials USA LLC contributed receivables of $31 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2016, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
SIX MONTHS ENDED JUNE 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(45)	$203		$(71)		$(79)	$8
Cash flows (used in) provided by investing activities:
Capital expenditures	—	(25)		(29)		—	(54)
Capitalized interest	—	(1)		—		—	(1)
Purchase of intangible assets	—	(2)		—		—	(2)
Return of capital from subsidiary from sales of accounts receivable	—	23	(a)	—		(23)	—
	—	(5)		(29)		(23)	(57)
Cash flows provided (used in) by financing activities:
Net short-term debt (repayments) borrowings	(3)	—		2		—	(1)
Net intercompany loan (repayments) borrowings	5	(129)		124		—	—
Common stock dividends paid	—	(77)		(2)		79	—
Return of capital to parent from sales of accounts receivable	—	—		(23)	(a)	23	—
	2	(206)		101		102	(1)
(Decrease) increase in cash and cash equivalents	(43)	(8)		1		—	(50)
Effect of exchange rate changes on cash and cash equivalents	—	—		(5)		—	(5)
Cash and cash equivalents (unrestricted), beginning of period	78	9		136		—	223
Cash and cash equivalents (unrestricted), end of period	$35	$1		$132		$—	$168
Supplemental disclosures of cash flow information
Non-cash financing activity:
Intercompany loan capitalizations	$—	$(602)		$602		$—	—

(a)
During the six months ended June 30, 2015, Momentive Performance Materials USA LLC contributed receivables of $23 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2015, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

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
Within the following discussion, unless otherwise stated, “the second quarter of 2016” refers to the three months ended June 30, 2016, “the first half of 2016” refers to the six months ended June 30, 2016, “the second quarter of 2015” refers to the three months ended June 30, 2015, and “the first half of 2015” refers to the six months ended June 30, 2015 .
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
Six Months Ended June 30, 2016 Overview

•
Net Sales—Net sales decreased $59 in the first half of 2016 as compared to the first half of 2015. The decrease was driven primarily by volume declines, pricing, and the strengthening of the U.S. dollar against other currencies.

•	Net (Loss) Income —During the first half of 2016, net loss increased by $14 and $13 for Momentive and MPM, respectively, compared to the first half of 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

•
Segment EBITDA—Segment EBITDA decreased by $5 in the first half of 2016 as compared to the first half of 2015, driven by weaker results in our Quartz segment, partially offset by stronger Silicones results primarily driven by better cost performance and raw material deflation.

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
While we anticipate that economic volatility will continue into the second half of this year, we expect to see the benefits of our growth initiatives, investments in operational reliability and stability as well as the impacts of our restructuring efforts.
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
We are continuing to invest in opportunities in our higher-growth product lines and geographical regions, and will leverage the combination of our proprietary technologies, strategic investments in key assets and leading presence in high-growth end markets to benefit us as the global economy recovers. We are also focused on gaining productivity efficiencies to reduce material costs and improve margins through investments in reliable and stable operations. We continue to evaluate additional actions, as well as productivity measures, that could lead to further savings. In response, we are restructuring our quartz operations and expect to achieve an additional $5 of cost reduction savings through this effort. Such actions could result in more significant restructuring, exit and disposal costs and asset impairments in the future.
Pursuant to our earlier announcements during the fourth quarter of 2015 and as expanded in March and May of 2016, approximately$35 in annual structural cost reduction initiatives through our global restructuring program have been implemented and are beginning to deliver savings, which are expected to be approximately $25 in 2016, of which $7 and $11 were delivered in the second quarter of 2016 and first half of 2016, respectively. We expect to incur costs of approximately $15 primarily for severance over the life of the cost savings program. The targeted savings are being achieved primarily through a reduction in force and delayering of our organization primarily in selling, general and administrative roles, as well as productivity actions at our operating facilities.
We initiated strategic actions to address our global siloxane manufacturing capacity including, transformation of our Leverkusen, Germany facility by rationalizing siloxane capacity and making further investments in specialty assets through the NXT* silanes expansion, which is on track. We expect that this siloxane rationalization in Europe will reduce operating costs by approximately $10 per year when completed. Pursuant to the siloxane rationalization in Europe, we are expecting to recognize a further $7 in accelerated depreciation during the remainder of 2016. We also recently announced the strategic expansion of our Leverkusen, Germany facility as part of our global initiative to expand production capabilities serving the automotive markets. Our innovative NXT* silane technology helps global tire producers reduce rolling resistance without the loss of wet traction. We are investing approximately $30 to expand our flagship NXT* silane manufacturing capacity at the Leverkusen site, which is strategically located in near proximity to multiple key customers. We also initiated strategic actions related to our Silquest* A-Link* product production expansion in Sistersville, West Virginia.
We remain focused on driving free cash flow and optimizing net working capital in fiscal year 2016 and expect net working capital to be a source of cash in 2016.
*NXT, Silquest and A-Link are trademarks of Momentive Performance Materials Inc.
Shared Services Agreement
In October 2010, we entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent and thereafter, an entity controlled by a significant shareholder of the Company) (the “Shared Services Agreement”), pursuant to which we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology, accounting, finance, legal, and procurement services. The Shared Services Agreement was renewed for one year starting in October 2015 and is subject to termination by either us or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2016 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and Hexion and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage is reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement.
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
United Kingdom referendum to exit from the European Union
On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. The announcement of Brexit also caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar, euros and Japanese yen against the British pound. Currently, the Company does not expect that Brexit will have a material impact on its business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,				Three Months Ended June 30,
	2016		2015		2016		2015
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$586	100%	$602	100%	$586	100%	$602	100%
Cost of sales	468	80%	490	81%	468	80%	490	81%
Gross profit	118	20%	112	19%	118	20%	112	19%
Selling, general and administrative expense	78	13%	60	10%	78	13%	60	10%
Research and development expense	17	3%	18	3%	17	3%	18	3%
Restructuring and other costs	4	1%	5	1%	4	1%	5	1%
Other operating income, net	2	—%	2	—%	2	—%	2	—%
Operating income	17	3%	27	5%	17	3%	27	5%
Interest expense, net	19	3%	20	3%	19	3%	20	3%
Gain on extinguishment of debt	—	—%	—	—%	—	—%	—	—%
Other non-operating expense (income), net	5	1%	(2)	—%	5	1%	(2)	—%
Reorganization items, net	—	—%	2	—%	—	—%	2	—%
Total non-operating expense	24	4%	20	3%	24	4%	20	3%
(Loss) income before income taxes and earnings from unconsolidated entities	(7)	(1)%	7	2%	(7)	(1)%	7	2%
Income tax (benefit) expense	4	1%	(5)	(1)%	4	1%	(5)	(1)%
(Loss) income before earnings from unconsolidated entities	(11)	(2)%	12	3%	(11)	(2)%	12	3%
Earnings from unconsolidated entities, net of taxes	1	—%	—	—%	1	—%	—	—%
Net (loss) income	$(10)	(2)%	$12	3%	$(10)	(2)%	$12	3%
Other comprehensive income	$21		$4		$21		$4
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
Net Sales
Net sales in the second quarter of 2016 decreased $16, or 3%, compared to the second quarter of 2015. This decrease was primarily due to negative volume decrease of $23 in our silicone segment caused by softer demand in the Asia Pacific region, partially offset by favorable exchange rate fluctuations of $5 due to the weakening of the U.S. dollar against the euro and Japanese yen during the second quarter of 2016 as compared to the second quarter of 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating Income
The following table sets forth the variance between the operating income for the second quarter ended June 30, 2016 compared to the operating income for the second quarter ended June 30, 2015:

(In millions)	MPM HOLDINGS INC.	MOMENTIVE PERFORMANCE MATERIALS INC.

Operating income for the quarter ended June 30, 2015	27	27
Net volume variance	(14)	(14)
Mix variance	11	11
Price variance	(9)	(9)
Net foreign exchange	(3)	(3)
Raw material deflation	18	18
Net processing costs	7	7
Other non-cash cost of sales (accelerated depreciation)	(6)	(6)
Selling, general and administrative, and research and development	(2)	(2)
Other non-cash selling, general and administrative	(13)	(13)
Restructuring and other operating	$1	$1
Operating income for the quarter ended June 30, 2016	$17	$17
During the second quarter of 2016, operating income decreased by $10 for both Momentive and MPM compared to the second quarter of 2015. Cost of sales decreased by $22 compared to the second quarter of 2015 primarily due to raw material cost deflation of $18, $7 related to lower net processing costs, and $9 related to lower sales volume, partially offset by $6 in accelerated depreciation related to certain long-lived assets triggered by siloxane capacity transformation programs in Germany and $7 of exchange rate fluctuations. Selling, general and administrative expense increased by $18 for both Momentive and MPM, respectively, compared to the second quarter of 2015 primarily due to the 2015 impact of unrealized curtailment gains of $3 as a result of freezing pension benefits for certain U.S. pension plan participants, 2015 actuarial gains of $10 related to the re-measurement of our pension liabilities, and differences in incentive accruals. Research and development expense for the second quarter of 2016 decreased by $1 compared to the second quarter of 2015 primarily related to the timing of new projects.
Non-Operating Expense
In the second quarter of 2016, total non-operating expense increased by $4 compared to the second quarter of 2015 mainly due to unfavorable exchange rate fluctuations.
Income Tax Expense
The effective tax rate was (57)% for both Momentive and MPM for the three months ended June 30, 2016 and (71)% for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance and recognition of net prior service benefit following certain plan provision changes (see Note 11).
For the three months ended June 30, 2015, income taxes included favorable discrete tax adjustments of $3 pertaining to the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of June 30, 2016, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $51, which could result in a tax obligation of $15, based on currency exchange rates as of June 30, 2016. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive Income (Loss)
In the second quarter of 2016, foreign currency translation positively impacted other comprehensive income by $21, primarily due to the impact of the weakening of the U.S. dollar against the Japanese yen and the euro.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

In the second quarter of 2015, foreign currency translation positively impacted other comprehensive income by $6, primarily due to the impact of the strengthening of the U.S. dollar against the Japanese yen, partially offset by weakening of the U.S. dollar against the euro. This was partially offset by pension and postretirement benefit losses of $2 due to the recognition of prior service costs following provision changes to our U.S. Pension Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Six Months Ended June 30, 2016				Six Months Ended June 30, 2016
	2016		2015		2016		2015
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,122	100%	$1,181	100%	$1,122	100%	$1,181	100%
Cost of sales	914	82%	969	82%	914	82%	969	82%
Gross profit	208	19%	212	18%	208	19%	212	18%
Selling, general and administrative expense	159	14%	134	11%	158	14%	134	11%
Research and development expense	33	3%	36	3%	33	3%	36	3%
Restructuring and other costs	9	1%	9	1%	9	1%	9	1%
Other operating expense (income)	8	1%	(5)	—%	8	1%	(5)	—%
Operating (loss) income	(1)	—%	38	3%	—	—%	38	3%
Interest expense, net	38	3%	39	3%	38	3%	39	3%
Gain on extinguishment of debt	(9)	(1)%	—	—%	(9)	(1)%	—	—%
Other non-operating expense	2	—%	2	—%	2	—%	2	—%
Reorganization items, net	1	—%	7	1%	1	—%	7	1%
Total non-operating expense	32	3%	48	4%	32	3%	48	4%
Loss before income taxes and earnings from unconsolidated entities	(33)	(3)%	(10)	(1)%	(32)	(3)%	(10)	(1)%
Income tax (benefit) expense	(4)	—%	5	—%	(4)	—%	5	—%
Loss before earnings from unconsolidated entities	(29)	(3)%	(15)	(1)%	(28)	(3)%	(15)	(1)%
Earnings from unconsolidated entities, net of taxes	1	—%	1	—%	1	—%	1	—%
Net loss	$(28)	(3)%	$(14)	(1)%	$(27)	(3)%	$(14)	(1)%
Other comprehensive income (loss)	$79		$(39)		$79		$(39)

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Net Sales
Net sales in the first half of 2016 decreased $59, or 5%, compared to the first half of 2015. This decrease was primarily due to negative volume decrease of $36 caused by global economic slowdown and resulting lower demand for our core products, as well as negative price shift of $16, caused by declines in oil and gas markets. In addition, there were unfavorable exchange rate fluctuations of $8 due to the strengthening of the U.S. dollar against the euro and Japanese yen during the first half of 2016 as compared to first half of 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating (Loss) Income
The following table sets forth the variance between the operating loss for the six months ended June 30, 2016 compared to the operating income for the six months ended June 30, 2015:

(In millions)	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.

Operating income for the six months ended June 30, 2015	38		38
Net volume variance	(19)		(19)
Mix variance	—		—
Price variance	(16)		(16)
Net foreign exchange	(7)		(7)
Raw material deflation	36		36
Net processing costs	14		14
Other non-cash cost of sales (accelerated depreciation)	(11)		(11)
Selling, general and administrative, and research and development	(5)		(4)
Other non-cash selling, general and administrative	(18)		(18)
Restructuring and other operating	$(13)		$(13)
Operating loss for the six months ended June 30, 2016	$(1)	—	$—
During the first half of 2016, operating income decreased by $39 and $38 for Momentive and MPM, respectively, compared to the first half of 2015. Cost of sales decreased by $55 compared to the first half of 2015 primarily due to raw material cost deflation of $36, $14 related to lower net processing costs and $15 related to lower sales volume, partially offset by $11 in accelerated depreciation related to certain long-lived assets triggered by siloxane capacity transformation programs in Germany. Selling, general and administrative expense increased by $25 and $24 for Momentive and MPM, respectively, compared to the first half of 2015 primarily due to the re-measurement of our pension and post retirement liabilities affecting selling, general and administrative expenses by $5 in 2016, 2015 impact of unrealized curtailment gains of $3 as a result of freezing pension benefits for certain U.S. pension plan participants, 2015 actuarial gains of $10 related to the re-measurement of our pension liabilities, and differences in incentive accruals. Research and development expense for the first half of 2016 decreased by $3 compared to the first half of 2015 primarily related to the timing of new projects. Other operating expense increased by $13, primarily due to the inclusion of a settlement gain of $6 related to the resolution of a customer dispute in the first quarter of 2015 and $5 due to impairment of certain equipment.
Non-Operating Expense
In the first half of 2016, total non-operating expense decreased by $16 compared to the first half of 2015. The decrease was primarily due to a gain of $9 on extinguishment of Second Lien Notes and $6 due to lower reorganization expense in 2016.
Income Tax Expense
The effective tax rate was 12% and 13% for Momentive and MPM, respectively, for the six months ended June 30, 2016 and (50)% for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, tax impact of recognition of net prior service benefit following certain plan provision changes (see Note 11), and tax rate changes in Japan.
For the six months ended June 30, 2016, income taxes included favorable discrete tax adjustments of $13 pertaining to benefits curtailment and a tax law change in Japan. For the six months ended June 30, 2015, income taxes included favorable discrete tax adjustments of $0 pertaining to a change in tax law in Japan and the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of June 30, 2016, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $51, which could result in a tax obligation of $15, based on currency exchange rates as of June 30, 2016. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Other Comprehensive Income (Loss)
In the first half of 2016, foreign currency translation positively impacted other comprehensive income by $59, primarily due to the impact of the weakening of the U.S. dollar against the Japanese yen and the euro. Also, for the first half of 2016, pension and postretirement benefit adjustments positively impacted other comprehensive income by $20, primarily due to the recognition of net prior service credit related to the effect of plan redesign triggered by certain changes to company sponsored post-retiree medical, dental, vision and life insurance benefit plans.
In the first half of 2015, foreign currency translation negatively impacted other comprehensive loss by $37, primarily due to the impact of the strengthening of the U.S. dollar against the euro and Japanese yen, as well as pension and postretirement benefit losses of $2 due to the recognition of prior service costs following provision changes to our U.S. Pension Plan.
Results of Operations by Segment
Our segments are based on the products that we offer and the markets that we serve. At June 30, 2016, we had two reportable segments: Silicones and Quartz.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales(1):
Silicones	$539	$559	$1,039	$1,091
Quartz	47	43	83	90
Total	$586	$602	$1,122	$1,181

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment EBITDA:
Silicones	$70	$60	$120	$112
Quartz	6	9	7	20
Corporate	(10)	(9)	(20)	(20)
Total	$66	$60	$107	$112

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment EBITDA:
Silicones	$70	$60	$120	$112
Quartz	6	9	7	20
Corporate	(10)	(9)	(19)	(19)
Total	$66	$60	$108	$113

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Segment Results
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
Following is an analysis of the percentage change in sales by business from the three months ended June 30, 2015 to the three months ended June 30, 2016:

	Volume	Price/Mix	Currency Translation	Total
Silicones	(5)%	—%	1%	(4)%
Quartz	7%	—%	2%	9%
Silicones
Net sales in the second quarter of 2016 decreased $20, or 4%, compared to the second quarter of 2015. This decrease was primarily due to negative volume decrease of $26 caused by economic downturn in Asia and lower demand for our core products, offset by favorable price and mix shift of $2 and favorable exchange rate fluctuations of $4 due to the weakening of the U.S. dollar against the euro and Japanese yen during the second quarter of 2016 as compared to second quarter of 2015.
Segment EBITDA in the second quarter of 2016 increased by $10 to $70 compared to the second quarter of 2015. This increase was primarily due to our ongoing growth investments, cost reduction initiatives, and the benefit of raw material deflation.

Quartz
Net sales in the second quarter of 2016 increased $4, or 9%, compared to the second quarter of 2015. The increase was primarily due to our actions to diversify our sales portfolio.

Segment EBITDA in the second quarter of 2016 decreased by $3 to $6 compared to the second quarter of 2015. The decrease was primarily due to higher processing costs.

Corporate
Corporate charges decreased by $1 in the second quarter of 2016 for both Momentive and MPM, as compared to the second quarter of 2015.
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Following is an analysis of the percentage change in sales by business from the six months ended June 30, 2015 to the six months ended June 30, 2016:

	Volume	Price/Mix	Currency Translation	Total
Silicones	(3)%	(1)%	(1)%	(5)%
Quartz	(9)%	—%	1%	(8)%
Silicones
Net sales in the first half of 2016 decreased $52, or 5%, compared to the first half of 2015. This decrease was primarily due to negative volume decrease of $28 caused by economic downturn in Asia and lower demand for our core products, as well as negative price and mix shift of $16, caused by declines in agriculture and oil and gas markets. In addition, there were unfavorable exchange rate fluctuations of $8 due to the strengthening of the U.S. dollar against the euro and Japanese yen during the first half of 2016 as compared to first half of 2015.
Segment EBITDA in the first half of 2016 increased by $8 to $120 compared to the first half of 2015. This increase was primarily due to raw material deflation and management productivity programs partially offset by lower sales volume.

.Quartz
Net sales in the first half of 2016 decreased $7, or 8%, compared to the first half of 2015. The decrease was primarily due to volume decrease of $8 due to the softening of the end user demand partially offset by favorable exchange rate fluctuations.
Segment EBITDA in the first half of 2016 decreased by $13 to $7 compared to the first half of 2015. The decrease was primarily due to the inclusion of settlement gain of $6 related to the resolution of customer dispute in the first quarter of 2015 and a decrease in sales volume as described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Reconciliation of Segment EBITDA to Net (Loss) Income:

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment EBITDA:
Silicones	$70	$60	$120	$112
Quartz	6	9	7	20
Corporate	(10)	(9)	(20)	(20)
Total	$66	$60	$107	$112

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(7)	$—	$(11)	$(3)
Unrealized actuarial gains (losses) from pensions and other post retirement liabilities	—	13	(5)	13
Restructuring and other costs	(4)	(5)	(9)	(9)
Reorganization items, net	—	(2)	(1)	(7)
Total adjustments	(11)	6	(26)	(6)
Interest expense, net	(19)	(20)	(38)	(39)
Income tax (expense) benefit	(4)	5	4	(5)
Depreciation and amortization	(42)	(39)	(84)	(76)
Gain on extinguishment of debt	—	—	9	—
Net (loss) income	$(10)	$12	$(28)	$(14)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment EBITDA:
Silicones	$70	$60	$120	$112
Quartz	6	9	7	20
Corporate	(10)	(9)	(19)	(19)
Total	$66	$60	$108	$113

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(7)	$—	$(11)	$(4)
Unrealized actuarial gains (losses) from pensions and other post retirement liabilities	—	13	(5)	13
Restructuring and other costs	(4)	(5)	(9)	(9)
Reorganization items, net	—	(2)	(1)	(7)
Total adjustments	(11)	6	(26)	(7)
Interest expense, net	(19)	(20)	(38)	(39)
Income tax (expense) benefit	(4)	5	4	(5)
Depreciation and amortization	(42)	(39)	(84)	(76)
Gain on extinguishment of debt	—	—	9	—
Net (loss) income	$(10)	$12	$(27)	$(14)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For both the three and six months ended June 30, 2016, non-cash charges primarily included asset impairments and net unrealized foreign exchange transaction gains and losses related to certain intercompany arrangements. For both the three and six months ended June 30, 2016, restructuring and other costs primarily included expenses from restructuring and certain other operating charges. For both the three and six months ended June 30, 2015, non-cash charges primarily included net unrealized foreign exchange transaction gains and losses related to certain intercompany arrangements. For both the three and six months ended June 30, 2015, restructuring and other costs primarily included expenses from restructuring, costs optimization programs, and certain other operating charges.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under the ABL Facility. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At June 30, 2016, we had $1,193 of outstanding indebtedness. In addition, at June 30, 2016, we had $415 in liquidity, consisting of the following:
•$206 of unrestricted cash and cash equivalents (of which $135 is maintained in foreign jurisdictions); and

•
$209 of availability under the ABL Facility ($270 borrowing base, less $61 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payable) at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	% of LTM Net Sales	December 31, 2015	% of LTM Net Sales
Accounts receivable	$313	14%	$292	13%
Inventories	417	18%	381	17%
Accounts payable	(230)	(10)%	(223)	(10)%
Net working capital	$500	22%	$450	20%
The increase in net working capital of $50 from December 31, 2015, was due to various market driven factors: increase in accounts receivable due to higher mix of customers with longer payment terms, buildup of inventories to meet forecast volume, demand and contingencies, and exchange rate fluctuations due to the weakening of the U.S. dollar against the euro and Japanese yen, offset by deflation and production efficiencies.
We continue to remain focused on driving free cash flow and optimizing our net working capital in fiscal year 2016, expecting net working capital to be a source of cash in 2016. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by accelerating receipts through the sale of receivables at a discount.
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. During the first half of 2016, we did not draw from our ABL Facility. As of June 30, 2016, we had no outstanding borrowings under the ABL Facility.
We expect to have adequate liquidity to fund our operations for the foreseeable future from cash on our balance sheet, cash flows provided by operating activities and amounts available for borrowings under the ABL Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Momentive		MPM
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sources (uses) of cash:
Operating activities	$54	$8	$54	$8
Investing activities	(54)	(57)	(54)	(57)
Financing activities	(15)	—	(15)	(1)
Effect of exchange rates on cash flows	4	(5)	4	(5)
Net decrease in cash and cash equivalents	$(11)	$(54)	$(11)	$(55)

Operating Activities
In the first half of 2016, the Company’s operations provided $54 of cash. Net loss of $10 for both Momentive and MPM, respectively, included $84 of net non-cash expense items, of which $84 was for depreciation and amortization, $12 was for the amortization of debt discount, and $5 of unrealized actuarial loss from other post retirement liabilities. These were partially offset by a $14 change in deferred tax provisions and $9 related to gain from extinguishment of our Second Lien Notes. Net working capital used $41 of cash for both Momentive and MPM, primarily, due to increases in inventory of $25, accounts receivable of $14, and a decrease in accounts payable of $2. Changes in other assets and liabilities, driven by the timing of when items were expensed versus paid, primarily included interest expense, pension plan contributions and taxes. Additionally the Company operating cash flows benefited for the receipt of approximately $19 million of VAT refund which it expects to remit back to the VAT authorities in the third quarter of 2016.
In the first half of 2015, operations provided $8 of cash. Net loss of $14 included $75 of non-cash expense items, of which $76 was for depreciation and amortization and $11 was for the amortization of debt discount, both of which were partially offset by a $13 of realized and unrealized actuarial gains from pension liabilities. Net working capital used $49 of cash, primarily, as detailed above, due to increases in inventory of $44 and accounts receivable of $23, and increases in accounts payable of $13 driven by improved payment terms following our Chapter 11 emergence and the timing of when items were expensed versus paid, which primarily included interest on our new debt.
Investing Activities
In the first half of 2016, investing activities used $54 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance and maintenance projects. We are on track in maintaining fiscal year 2016 capital expenditure budget of $135.
In the first half of 2015, investing activities used $57. We spent $55 for ongoing capital expenditures related to growth, environmental, health and safety compliance and maintenance projects (of which $45 represented comparable 2015 asset additions, with the remainder spent on asset additions made in 2014).
Financing Activities
In the first half of 2016, both Momentive and MPM’s financing activities used $15 of cash, which primarily related to extinguishment of aggregate principal amount of our Second Lien Notes.
In the first half of 2015, Momentive and MPM’s financing activities used $0 and $1 of cash, respectively, which related to net short-term debt repayments and proceeds from sale of common stock to certain of our directors by Momentive.
At June 30, 2016, there were $61 in outstanding letters of credit and no outstanding borrowings under our $270 ABL Facility, leaving unused borrowing capacity of $209.
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
At June 30, 2016, MPM was in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
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
(dollar amounts in millions)    (Continued)

The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our indentures for the period presented:

June 30, 2016
LTM Period
Net loss	$(95)
Gain on extinguishment of debt	(16)
Interest expense, net	78
Income tax expense	4
Depreciation and amortization	161
EBITDA	132
Adjustments to EBITDA
Restructuring and other costs(a)	32
Reorganization items, net(b)	2
Unrealized losses. net on pension and postretirement benefits(c)	2
Pro forma cost savings from other initiatives (d)	24
Non-cash charges and other income and expenses(e)	22
Exclusion of Unrestricted Subsidiary results(f)	(27)
Adjusted EBITDA	$187
Pro forma fixed charges(g)	$54
Ratio of Adjusted EBITDA to Fixed Charges(h)	3.46

(a)	Relates primarily to one-time payments for services and integration expenses, as well as costs related to restructuring our capital structure.

(b)	Represents incremental costs incurred directly as a result of our Chapter 11 filings, including certain professional fees.

(c)	Represents non-cash actuarial losses resulting from pension and postretirement liability curtailment and remeasurements.

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

(f)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under the ABL Facility and the indentures that govern our notes.

(g)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at June 30, 2016.

(h)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of June 30, 2016, we were able to satisfy this test and incur additional indebtedness under these indentures.

Recently Issued Accounting Standards
The nature and impact of recent accounting pronouncements is discussed in Note 2 to our condensed consolidated financial statements in this Form 10-Q, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Information regarding our market risk as of December 31, 2015 was provided in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such disclosure during the six months ended June 30, 2016.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Momentive, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that Momentive’s disclosure controls and procedures were effective as of June 30, 2016.
As of the end of the period covered by this Quarterly Report on Form 10-Q, MPM, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that MPM’s disclosure controls and procedures were effective as of June 30, 2016.
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
Except as noted below, there have been no material developments in any of the ongoing legal proceedings during the first half of 2016 for both Momentive and MPM that are included in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2015 and the amendments thereto.
Appeals Relating to the Confirmation of the Plan in the Bankruptcy Cases
In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for the Subordinated Notes filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to the Old Second Lien Notes. In addition, on September 16, 2014, BOKF, NA, as trustee for the Old First Lien Notes (“First Lien Indenture Trustee”) and Wilmington Trust, National Association, as trustee for the Old Secured Notes (together with U.S. Bank and First Lien Trustee, the “Appellants”) filed their joint appeal (together with the U.S. Bank Appeal, the “District Court Appeals”) before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on First Lien Notes and Second Lien Notes provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. On November 11, 2014, the Debtors also filed a motion to dismiss the District Court Appeals (the “District Court Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the District Court Appeals (the “District Court Decision”) and affirmed the Bankruptcy Court Rulings. Because the District Court Appeals were decided on their merits, the District Court also terminated the District Court Motion to Dismiss as moot. All the Appellants appealed the District Court Decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”, and the appeals, the “Second Circuit Appeals”). On September 3, 2015, the Debtors filed motions to dismiss the Second Circuit Appeals (the “Second Circuit Motions to Dismiss”) with the Second Circuit asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On December 16, 2015, the Second Circuit denied the Second Circuit Motions to Dismiss but permitted the Debtors to raise issues of equitable mootness in their briefs on the merits of the Second Circuit Appeals. The merits briefing of the Second Circuit Appeals has been completed, but oral argument has not yet been scheduled. We cannot predict with certainty the ultimate outcome of the Second Circuit Appeals.
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
NCR filed the following disclosure in its Form 10-Q for the quarter ended June 30, 2016. The Company has neither independently verified nor has it participated in the preparation of the disclosure reproduced below:
“Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from April 1, 2016 through April 30, 2016, we continued to maintain a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  We note that the last known account balance as of April 30, 2016 was approximately $3,468.  The bank account did not generate interest from April 1, 2016 through April 30, 2016, and the guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12,

2014, and October 24, 2015, the Company had been engaged in winding down its past operations in Syria. The Company’s last such license expired on April 30, 2016. In addition, the Company’s application to renew its license to transact business with CBS, which was submitted to OFAC on May 18, 2015, was not acted upon prior to the expiration of the Company’s last such license. As a result, and in connection with the license expiration, the Company abandoned its remaining property in Syria, which, including the CBS account, was commercially insignificant, and ended the employment of its final two employees in Syria, who had remained employed by the Company to assist with the execution of the Company’s wind-down activities pursuant to authority granted by the OFAC licenses. The Company does not intend to engage in any further business activities with CBS.”
Travelport filed the following disclosure included in its Form 10-Q for the quarter ended June 30, 2016. The Company has neither independently verified nor has it participated in the preparation of the disclosure reproduced below:
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
The gross revenue and net profit attributable to these activities in the quarter ended June 30, 2016 were approximately $171,000 and $126,000, respectively.”
Item 5.    Other Information

None

Item 6.    Exhibits

10.1*†	Form of Option Adjustment Letter

31.1*	Rule 13a-14(a)/15d-14(a) Certifications for MPM Holdings Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certifications for Momentive Performance Materials Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications for MPM Holdings Inc.

32.2	Section 1350 Certifications for Momentive Performance Materials Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.

**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date:	August 9, 2016	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	August 9, 2016	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)