Form 10-Q
period 2016-09-30
MPM Holdings Inc.; Momentive Performance Materials Inc.
filed 2016-11-08
CIK 1624826, 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐
The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on November 4, 2016, was 48,058,114 shares.
The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on November 4, 2016, was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-Q is a combined quarterly report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $4)	$205	$221	$205	$221
Accounts receivable (net of allowance for doubtful accounts of less than $1)	314	292	314	292
Inventories:
Raw materials	134	143	134	143
Finished and in-process goods	293	238	293	238
Other current assets	48	48	48	48
Total current assets	994	942	994	942
Investment in unconsolidated entities	20	19	20	19
Deferred income taxes	9	9	9	9
Other long-term assets	21	19	21	19
Property, plant and equipment:
Land	82	73	82	73
Buildings	311	293	311	293
Machinery and equipment	982	875	982	875
	1,375	1,241	1,375	1,241
Less accumulated depreciation	(241)	(134)	(241)	(134)
	1,134	1,107	1,134	1,107
Goodwill	219	211	219	211
Other intangible assets, net	347	356	347	356
Total assets	$2,744	$2,663	$2,744	$2,663
Liabilities and Equity
Current liabilities:
Accounts payable	$229	$223	$229	$223
Debt payable within one year	37	36	37	36
Interest payable	23	11	23	11
Income taxes payable	8	5	8	5
Accrued payroll and incentive compensation	60	43	60	43
Other current liabilities	93	83	92	83
Total current liabilities	450	401	449	401
Long-term liabilities:
Long-term debt	1,162	1,169	1,162	1,169
Pension and postretirement benefit liabilities	322	333	322	333
Deferred income taxes	76	70	76	70
Other long-term liabilities	64	64	63	64
Total liabilities	2,074	2,037	2,072	2,037
Commitments and contingencies (See Note 7)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,058,114 and 48,028,594 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively			—	—
Additional paid-in capital	864	861	863	860
Accumulated other comprehensive loss	(6)	(92)	(6)	(92)
Accumulated deficit	(188)	(143)	(185)	(142)
Total equity	670	626	672	626
Total liabilities and equity	$2,744	$2,663	$2,744	$2,663

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except share data)	2016	2015	2016	2015
Net sales	$567	$559	$1,689	$1,740
Cost of sales	457	469	1,371	1,438
Gross profit	110	90	318	302
Costs and expenses:
Selling, general and administrative expense	79	76	238	210
Research and development expense	17	17	50	53
Restructuring and other costs (See Note 3)	2	4	11	13
Other operating expense (income), net	2	(2)	10	(7)
Operating income (loss)	10	(5)	9	33
Interest expense, net (See Note 6)	19	20	57	59
Gain on extinguishment of debt (See Note 6)	—	—	(9)	—
Other non-operating expense, net	—	—	2	2
Reorganization items, net	—	1	1	8
Income (loss) before income taxes and earnings from unconsolidated entities	(9)	(26)	(42)	(36)
Income tax expense (See Note 12)	8	6	4	11
Income (loss) before earnings from unconsolidated entities	(17)	(32)	(46)	(47)
Earnings from unconsolidated entities, net of taxes	—	—	1	1
Net income (loss)	$(17)	$(32)	$(45)	$(46)

Net income (loss) per share:
Net income (loss) per common share—basic	$(0.35)	$(0.67)	$(0.94)	$(0.96)
Net income (loss) per common share—diluted	$(0.35)	$(0.67)	$(0.94)	$(0.96)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,058,114	48,028,594	48,047,340	48,011,335
Weighted average common shares outstanding—diluted	48,058,114	48,028,594	48,047,340	48,011,335

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net sales	$567	$559	$1,689	$1,740
Cost of sales	457	469	1,371	1,438
Gross profit	110	90	318	302
Selling, general and administrative expense	78	75	236	209
Research and development expense	17	17	50	53
Restructuring and other costs (See Note 3)	2	4	11	13
Other operating expense (income), net	2	(2)	10	(7)
Operating income (loss)	11	(4)	11	34
Interest expense, net (See Note 6)	19	20	57	59
Gain on extinguishment of debt (See Note 6)	—	—	(9)	—
Other non-operating expense, net	—	—	2	2
Reorganization items, net	—	1	1	8
Income (loss) before income taxes and earnings from unconsolidated entities	(8)	(25)	(40)	(35)
Income tax expense (See Note 12)	8	6	4	11
Income (loss) before earnings from unconsolidated entities	(16)	(31)	(44)	(46)
Earnings from unconsolidated entities, net of taxes	—	—	1	1
Net income (loss)	$(16)	$(31)	$(43)	$(45)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income (loss)	$(17)	$(32)	$(45)	$(46)
Other comprehensive income (loss), net of tax:
Foreign currency translation	8	(14)	67	(51)
Net prior service credit (cost)	(1)	—	19	(2)
Other comprehensive income (loss)	7	(14)	86	(53)
Comprehensive (loss) income	$(10)	$(46)	$41	$(99)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income (loss)	$(16)	$(31)	$(43)	$(45)
Other comprehensive income (loss), net of tax:
Foreign currency translation	8	(14)	67	(51)
Net prior service credit (cost)	(1)	—	19	(2)
Other comprehensive income (loss)	7	(14)	86	(53)
Comprehensive (loss) income	$(9)	$(45)	$43	$(98)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Cash flows provided by operating activities
Net income (loss)	$(45)	$(46)	$(43)	$(45)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	132	118	132	118
Unrealized actuarial losses (gains) from pensions and other post retirement liabilities	5	(10)	5	(10)
Pension curtailment gain	—	(3)	—	(3)
Deferred income tax benefit	(14)	(1)	(14)	(1)
Unrealized foreign currency gains	(2)	(6)	(2)	(6)
Amortization of debt discount	17	17	17	17
Gain on the extinguishment of debt	(9)	—	(9)	—
Impairment of equipment	7	—	7	—
Other non-cash adjustments	4	3	4	3
Net change in assets and liabilities:
Accounts receivable	(13)	(7)	(13)	(7)
Inventories	(31)	(37)	(31)	(37)
Accounts payable	(9)	(9)	(9)	(9)
Income taxes payable	5	(8)	5	(8)
Other assets, current and non-current	(8)	7	(8)	7
Other liabilities, current and non-current	38	13	38	13
Net cash provided by operating activities	77	31	79	32
Cash flows used in investing activities
Capital expenditures	(84)	(88)	(84)	(88)
Capitalized interest	(1)	(1)	(1)	(1)
Purchases of intangible assets	(1)	(2)	(1)	(2)
Dividend from MPM	1	—	—	—
Proceeds from sale of assets	1	1	1	1
Net cash used in investing activities	(84)	(90)	(85)	(90)
Cash flows used in financing activities
Proceeds from sale of common stock	—	1	—	—
Net short-term debt borrowings	2	3	2	3
Repayments of long-term debt	(16)	—	(16)	—
Dividend to Momentive	—	—	(1)	—
Net cash (used in) provided by financing activities	(14)	4	(15)	3
Decrease in cash and cash equivalents	(21)	(55)	(21)	(55)
Effect of exchange rate changes on cash and cash equivalents	5	(7)	5	(7)
Cash and cash equivalents (unrestricted), beginning of period	217	223	217	223
Cash and cash equivalents (unrestricted), end of period	$201	$161	$201	$161
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$29	$29	$29	$29
Income taxes, net of refunds	13	14	13	14
Non-cash investing activity:
Capital expenditures included in accounts payable	$21	$11	$21	$11

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

MPM HOLDINGS INC.
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
(In millions, except shares data)	Shares	Amount
Balance as of December 31, 2015	48,028,594	$—	$861	$(92)	$(143)	$626
Net loss	—	—	—	—	(45)	(45)
Other comprehensive income	—	—	—	86	—	86
Stock-based compensation expense	—	—	3	—	—	3
Issuance of common stock	29,520	—	—	—	—	—
Balance as of September 30, 2016	48,058,114	$—	$864	$(6)	$(188)	$670

MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of December 31, 2015	$—	$860	$(92)	$(142)	$626
Net loss	—	—	—	(43)	(43)
Other comprehensive income	—	—	86	—	86
Capital contribution from parent	—	3	—	—	3
Balance as of September 30, 2016	$—	$863	$(6)	$(185)	$672

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
Based in Waterford, New York, the Company is comprised of two operating and reportable segments: Silicones and Quartz. Silicones is a global business engaged in the manufacture, sale and distribution of silicones, silicone derivatives and organofunctional silanes. Quartz, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials.
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

 In August 2014, the FASB issued Accounting Standards Board Update No. 2014-15: “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (Topic 205),” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern (meet its obligations as they become due) within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity’s ability to continue as a going concern, certain disclosures are required. This ASU is effective for annual reporting periods ending after December 15, 2016, and interim reporting periods thereafter. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Inventory (Topic 330) - Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 has changed the measurement requirement of inventory within the scope of this guidance from lower of cost or market to the lower of cost and net realizable value. The guidance is also defining net realizable value as: the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and amendments to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company’s financial statements.
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
In March 2016, the FASB issued Accounting Standards Board Update No. 2016-09: Compensation—Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as a financing activity under the current rules. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 early adoption will be permitted. The Company early adopted ASU 2016-09, effective April 1, 2016, electing to account for forfeitures when they occur. The adoption of ASU 2016-09 did not have a significant impact on the Company’s financial statements. The impact from adoption of the provisions related to forfeiture rates was reflected in the Company's condensed consolidated financial statements on a modified retrospective basis, resulting in an immaterial adjustment to retained earnings. Provisions related to income taxes have been adopted prospectively resulting in no tax benefit as of the quarter ended June 30, 2016.
In August 2016, the FASB issued Accounting Standards Board Update No. 2016-15: Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides new guidance designed to reduce existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU addresses eight specific cash flow issues, of which the following are expected to be applicable to the Company: 1) debt prepayment and extinguishment costs, 2) proceeds from settlement of insurance claims, 3) distributions received from equity method investments, and 4) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual and interim reporting periods of public business entities beginning after December 15, 2017 and interim periods within those fiscal years with retrospective application to each period presented is required and early adoption is permitted, The Company is currently assessing this ASU’s impact on its financial statements.
All other new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have an impact once adopted.
3. Restructuring Expenses and Other Costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with work force reductions) and services and other expenses associated with cost optimization program and transformation savings activities.

In November 2015 and as expanded in March and May 2016, the Company announced a global restructuring program to reduce costs through global selling, general and administrative expenses reductions and productivity actions at the Company’s operating facilities. The Company expects the program cost, primarily severance related, to be approximately $15. Substantially all of these charges will result in cash expenditures throughout 2016 and into 2017. These costs primarily relate to the Silicones operating segment and are included in Other current liabilities on the Consolidated Balance Sheet and Restructuring and other costs on the Consolidated Statement of Operations.

In January 2016, the Company announced plans to exit siloxane production at its Leverkusen, Germany site to help optimize its manufacturing footprint in order to improve its long-term profitability by approximately $10 per year once fully implemented.  The planned reduction is expected to be fully implemented by mid-2017 and is incremental to our global restructuring program. This restructuring will result in an overall reduction of employment at the site. The Company expects the severance related costs to be approximately $3 resulting in cash expenditures in late 2016 and into 2017.

The following table sets forth the changes in the restructuring reserve related to severance. Included in this table are also other minor restructuring programs that were undertaken by the Company in different locations, none of which were individually material. These costs are primarily related to workforce reductions:

Total
Accrued liability at January 1, 2016	14
Restructuring charges	2
Payments	(3)
Accrued liability at March 31, 2016	13
Restructuring charges	1
Payments	(3)
Accrued liability at June 30, 2016	11
Restructuring charges	2
Adjustments	(4)
Payments	(3)
Accrued liability at September 30, 2016	$6

For the three months ended September 30, 2016 and September 30, 2015, the Company recognized other costs of $4 and $4, respectively. For the nine months ended September 30, 2016 and September 30, 2015, the Company recognized other costs of $10 and $12, respectively. The costs in 2015 and 2016 are primarily comprised of one-time expenses for services and integration, and are included in “Restructuring and other costs” in the Condensed Consolidated Statements of Operations.

4. Related Party Transactions
Transactions with Hexion
Shared Services Agreement

In October 2010, the Company entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent and thereafter, an entity controlled by a significant shareholder of the Company) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology, accounting, finance, legal, and procurement services. The Shared Services Agreement establishes certain criteria upon which the cost of such services are allocated between the Company and Hexion. The Shared Services Agreement was renewed for one year starting in October 2016, is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2017 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
Pursuant to the Shared Services Agreement, during the nine months ended September 30, 2016 and 2015, the Company incurred approximately $38 and $49, respectively, of net costs for shared services and Hexion incurred approximately $50 and $58, respectively, of net costs for shared services. Included in the net costs incurred during the nine months ended September 30, 2016 and 2015, were net billings from Hexion to the Company of $23 and $30, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts payable to Hexion of $5 and $7 at September 30, 2016 and December 31, 2015, respectively, and no accounts receivable from Hexion.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

Purchases and Sales of Products and Services with Hexion
The Company also sells products to, and purchases products from Hexion, pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement was renewed for one year starting in September 2016, may be terminated for convenience by either party thereunder upon 30 days' prior notice, and expires in September 2017 (subject to one-year renewals every year thereafter; absent contrary notice from either party). Additionally, from September 6, 2012 to March 9, 2015, a subsidiary of the Company acted as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to distribution agreements dated as of September 6, 2012.
During each of the three months ended September 30, 2016 and 2015, the Company sold less than $1 of products to Hexion and purchased less than $1, respectively. During the nine months ended September 30, 2016 and 2015, the Company sold $2 and $2, respectively, of products to Hexion and purchased less than $1. As of both September 30, 2016 and December 31, 2015, the Company had less than $1 of accounts receivable from Hexion and less than $1 of accounts payable to Hexion related to these agreements.
Other Transactions with Hexion
In March 2014, the Company entered into a ground lease with a Brazilian subsidiary of Hexion to lease a portion of the Company’s manufacturing site in Itatiba, Brazil, where the subsidiary of Hexion will construct and operate an epoxy production facility. In conjunction with the ground lease, the Company also entered into a site services agreement whereby it provides to the subsidiary of Hexion various services such as environmental, health and safety, security, maintenance and accounting, among others, to support the operation of this new facility. The Company received less than $1 from Hexion under this agreement during both the three and nine months ended September 30, 2016 and 2015.
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three and nine months ended September 30, 2016, the Company sold $7 and $20, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. During the three and nine months ended September 30, 2015, the Company sold approximately $7 and $21, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. As of both September 30, 2016 and December 31, 2015, the Company had $2 of accounts receivable from Hexion related to the distribution agreement.
Purchases and Sales of Products and Services with Affiliates Other Than Hexion
The Company sells products to various affiliates other than Hexion. These sales were less than $1 for each of the three months ended September 30, 2016 and 2015, and less than $1 for each of the nine months ended September 30, 2016 and 2015, respectively. Receivables from these affiliates were $0 and less than $1 at September 30, 2016 and December 31, 2015, respectively. The Company also purchases products and services from various affiliates other than Hexion. These purchases were $2 and less than $1 for the three months ended September 30, 2016 and 2015, respectively, and $3 for each of the nine months ended September 30, 2016 and 2015. The Company had accounts payable to these affiliates of less than $1 as of both September 30, 2016 and December 31, 2015.

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

Recurring Fair Value Measurements
At both September 30, 2016 and December 31, 2015, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counter-parties to these contracts are

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three or nine months ended September 30, 2016.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2016
Debt	$1,199	$—	$1,108	$—	$1,108
December 31, 2015
Debt	$1,205	$—	$909	$—	$909
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
6. Debt Obligations
As of September 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under its senior secured asset-based revolving loan facility (the “ABL Facility”). Outstanding letters of credit under the ABL Facility at September 30, 2016 were $61, leaving an unused borrowing capacity of $209.
As of September 30, 2016, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.
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
At September 30, 2016, the weighted average interest rate of the Company’s long term debt was 4.49%.
Debt outstanding at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016		December 31, 2015
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First-Priority Senior Secured Notes due 2021 (includes $109 and $123 of unamortized debt discount, respectively)	991	—	977	—
4.69% Second-Priority Senior Secured Notes due 2022 (includes $31 and $38 of unamortized debt discount, respectively)	171	—	192	—
Other Borrowings:
China bank loans	—	37	—	33
Other	—	—	—	3
Total debt	$1,162	$37	$1,169	$36
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

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

7. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $3 at both September 30, 2016 and December 31, 2015 for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
On August 7, 2014, the Italian Court of Appeals affirmed the prior decisions of the Italian tax trial courts in the Company’s favor regarding the deductions made in the years 2004 through 2007. On December 29, 2014, the Company filed an appeal before the Italian Supreme Court with respect to the lower court’s adverse decision related to the 2003 tax year. On January 10, 2015, the Company received notice of appeal of the favorable decision it received with respect to the years 2004 to 2007. The Company believes it has a considerable likelihood of obtaining favorable outcomes for all years contested. As of September 30, 2016, the total potential assessment, including penalties and interest, is €47, or approximately $53, of which €32, or approximately $36, relates to the period of ownership subsequent to the acquisition of GE Advanced Materials in 2006 (the “GE Advanced Materials Acquisition”).
The Company continues to believe its tax filing position is appropriate and that it is more likely than not this position will prevail upon appeal to the Italian Supreme Court. As a result, the Company has not recorded any income tax liability related to this matter as of September 30, 2016. Additionally, in conjunction with the GE Advanced Materials Acquisition, the Company and GE entered into an agreement providing for the indemnification by GE for tax matters related to the GE Advanced Materials Acquisition.
Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both September 30, 2016 and December 31, 2015, the Company had recognized obligations of $13 for remediation costs at the Company’s manufacturing facilities and off-site landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
On April 10, 2015, the Compensation Committee of the Board of Directors of Momentive approved grants under the MPMH Equity Plan of restricted stock units and options to certain of the Company’s key managers, including the Company’s named executive officers (“NEOs”)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

and certain directors of the Company. On February 22, 2016, the Board of Directors of Momentive approved further grants of restricted stock units (“RSUs”) to certain directors of Momentive under the MPMH Equity Plan.
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
Stock Options
In May 2016, the Company’s Board of Directors approved a re-pricing of the granted stock options reducing the strike price to $10.25 from $20.33 based on the fair market value of Momentive’s shares on May 19, 2016 and changing the market conditions vesting thresholds of Tranche A and Tranche B to be $20 per share and $25 per share, down from $30.50 per share and $40.66 per share, respectively.  Momentive treated the repricing as a modification of the original awards and calculated additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date. The repricing triggered changes in fair value of Tranche A from $7.93 per option to $9.83 per option and in Tranche B from $7.62 per option to $8.93 per option resulting in an incremental increase of $3 in unrecognized compensation expense related to these non-vested stock options, to $15 at May 19, 2016 and September 30, 2016. There have been no performance or market based achievements since the date of the grant, therefore, there has been no compensation expense recorded. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance and market conditions becomes probable.
The estimated fair values of Stock Options originally granted in 2015 and the most recent assumptions used for the Monte Carlo option-pricing model were as follows:

	September 30, 2016		September 30, 2015
	Tranche A	Tranche B	Tranche A	Tranche B
Estimated fair values	$9.83	$8.93	$7.93	$7.62
Assumptions:
Strike Price	$10.25	$10.25	$20.33	$20.33
Risk-free interest rate	0.80%	0.80%	0.48%	0.48%
Expected term	1.62 years	1.62 years	1.73 years	1.73 years
Expected volatility	60.00%	60.00%	47.00%	47.00%
Tranche Market Threshold	$20.00	$25.00	$30.50	$40.66
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

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

Information on Stock Options activity is as follows:

	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at January 1, 2016	792,820	20.33	792,820	20.33
Granted	4,900	11.70	4,900	11.70
Exercised	—	—	—	—
Forfeited	(37,240)	10.25	(37,240)	10.25
Expired	—	—	—	—
Balance at September 30, 2016	760,480	10.26	760,480	10.26
Restricted Stock Units
Information on Restricted Stock Units activity is as follows:

	Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Balance at January 1, 2016	712,762	20.33
Granted	74,966	10.49
Vested	(29,520)	20.33	—
Forfeited	(35,602)	20.33
Expired	—	—
Balance at September 30, 2016	722,606	19.31
The fair market values related to the RSUs at the different grant dates were derived from material financial weighted analysis of the Company’s value as implied at emergence from Chapter 11 Bankruptcy or by the sales of stock completed with related parties and adjusted to reflect current and future market conditions and the expected Company’s financial performances at the grant date The material financial weighted analysis consisted of (i) a discounted cash flow analysis, (ii) a selected publicly traded company analysis and (iii) a selected transactions analysis. The employees’ and NEOs’ RSUs are 100% vested upon the fourth anniversary of the date of grant (“Scheduled Vesting Date”) provided that the grantee remains continuously employed in active service by the Company or one of its affiliates from the date of grant through the Scheduled Vesting Date. The directors’ RSUs are 100% vested upon the first anniversary of the date of grant.
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
There were no performance-based achievements during the three and nine months ended September 30, 2016. The fair value of the Company’s RSUs is expensed on a straight-line basis over the required service period, currently four years.
Stock-based compensation expense related to the RSU awards was approximately $1 for the three months ended September 30, 2016, $3 for the nine months ended September 30, 2016, and $1 and $2 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, unrecognized compensation related to RSU awards was $9 and expense will be recognized over the remaining 2.51 years vesting period. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
Although the MPMH Equity Plan, under which the above awards were granted, was issued by Momentive, substantial underlying compensation cost represents compensation costs paid for by Momentive on MPM’s behalf, as a result of the MPM’s employees’ services to MPM. Momentive intends to issue new stock to deliver shares under the MPMH Equity Plan.

9. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement (benefit) expense for the three and nine months ended September 30, 2016 and 2015:

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$3	$2	$3	$—	$—	$1	$—
Interest cost on projected benefit obligation	3	1	2	1	1	—	1	—
Expected return on assets	(2)	(1)	(2)	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	—	—
Net periodic benefit cost (gain)	$3	$3	$2	$4	$—	$—	$2	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$5	$8	$7	$7	$1	$—	$2	$—
Interest cost on projected benefit obligation	7	3	6	3	2	—	3	—
Expected return on assets	(6)	(1)	(6)	—	—	—	—	—
Curtailment gain (1)	—	—	(3)	—	—	—	—	—
Actuarial (gain) loss (2) (3)	—	—	(10)	—	5	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	—	—
Net periodic benefit cost (gain)	$6	$10	$(6)	$10	$6	$—	$5	$—

(1)
The curtailment gain recognized on pension benefits during the nine months ended September 30, 2015 relates to the re-measurement of the pension benefit obligation in conjunction with plan provision changes for non-exempt employees not subject to a collective bargaining agreement (“impacted employees”). The Company recorded this gain in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

(2)
The actuarial gain recognized on pension benefits during the nine months ended September 30, 2015 mainly relates to the decrease in projected benefit obligation due to the decrease in discount rate as a result of the re-measurement triggered by plan provision changes for the impacted employees. The Company recorded this gain in Selling, general and administrative expense in the unaudited Condensed Consolidated Statements of Operations.

(3)
The actuarial loss on non-pension post-retirement benefits during the nine months ended September 30, 2016 relates to the decrease in discount rate as a result of the re-measurement of the accumulated postretirement benefit obligation on company sponsored post-retiree medical, dental, vision and life insurance benefit plans. This re-measurement on March 31, 2016 was triggered by plan provision changes for active retirees and employees not subject to a collective bargaining agreement. The Company recorded this expense in Selling, general and administrative expense in the unaudited Consolidated Statements of Operations.

10. Segment Information and Customers
The Company’s segments are based on the products that the Company offers and the markets that it serves. At September 30, 2016, the Company’s had two reportable segments: Silicones and Quartz. The Silicones business is engaged in the manufacture, sale and distribution of silicones, silicone derivatives and silanes. The Quartz business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s segments are organized based on the nature of the products they produce. In addition, Corporate is primarily corporate, general and administrative expenses that are not allocated to the operating segments, such as certain shared service and administrative functions.
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
Net Sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Silicones	$524	$514	$1,563	$1,605
Quartz	43	45	126	135
Total	$567	$559	$1,689	$1,740

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.
Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Silicones	$69	$42	$189	$154
Quartz	6	6	13	26
Corporate	(9)	(7)	(29)	(27)
Total	$66	$41	$173	$153

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Silicones	$69	$42	$189	$154
Quartz	6	6	13	26
Corporate	(8)	(7)	(27)	(26)
Total	$67	$41	$175	$154

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

Reconciliation of Segment EBITDA to Net Loss:

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment EBITDA:
Silicones	$69	$42	$189	$154
Quartz	6	6	13	26
Corporate	(9)	(7)	(29)	(27)
Total	$66	$41	$173	$153

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(4)	$—	$(15)	$(3)
Unrealized actuarial (losses) gains from pensions and other post-retirement liabilities	—	—	(5)	13
Restructuring and other costs	(4)	(4)	(13)	(13)
Reorganization items, net	—	(1)	(1)	(8)
Total adjustments	(8)	(5)	(34)	(11)
Interest expense, net	(19)	(20)	(57)	(59)
Income tax expense	(8)	(6)	(4)	(11)
Depreciation and amortization	(48)	(42)	(132)	(118)
Gain on extinguishment of debt	—	—	9	—
Net loss	$(17)	$(32)	$(45)	(46)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment EBITDA:
Silicones	$69	$42	$189	$154
Quartz	6	6	13	26
Corporate	(8)	(7)	(27)	(26)
Total	$67	$41	$175	$154

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(4)	$1	$(15)	$(3)
Unrealized actuarial (losses) gains from pensions and other post-retirement liabilities	—	—	(5)	13
Restructuring and other costs	(4)	(4)	(13)	(13)
Reorganization items, net	—	(1)	(1)	(8)
Total adjustments	(8)	(4)	(34)	(11)
Interest expense, net	(19)	(20)	(57)	(59)
Income tax expense	(8)	(6)	(4)	(11)
Depreciation and amortization	(48)	(42)	(132)	(118)
Gain on extinguishment of debt	—	—	9	—
Net loss	$(16)	$(31)	$(43)	$(45)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For both the three and nine months ended September 30, 2016, non-cash charges primarily included asset impairments and net foreign exchange transaction gains and losses related to certain intercompany arrangements. For both the three and nine months ended September 30, 2016, restructuring and other costs primarily included expenses from restructuring and certain other charges. For both the three and nine months ended September 30, 2015, non-cash charges primarily included net foreign exchange transaction gains and losses related to certain intercompany arrangements. For both the three and nine months ended September 30, 2015, restructuring and other costs primarily included expenses from restructuring, costs optimization programs, and certain other charges.
11. Changes in Other Comprehensive (Loss) Income
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$20	$(33)	$(13)	$(1)	$(66)	$(67)
Other comprehensive income (loss) before reclassifications, net of tax (1)	—	8	8	—	(14)	(14)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	(1)	—	(1)	—	—	—
Net other comprehensive (loss) income	(1)	8	7	—	(14)	(14)
Ending balance	$19	$(25)	$(6)	$(1)	$(80)	$(81)

	Nine Months Ended September 30,
	2016			2015
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$—	$(92)	$(92)	$1	$(29)	$(28)
Other comprehensive (income) loss before reclassifications, net of tax (1)	20	67	87	(2)	(51)	(53)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax (1)	(1)	—	(1)	—	—	—
Net other comprehensive income (loss)	19	67	86	(2)	(51)	(53)
Ending balance	$19	$(25)	$(6)	$(1)	$(80)	$(81)

(1)
Other comprehensive income related to defined benefit pension and postretirement plans for the nine months ended September 30, 2016 represents the recognition of net prior service benefit following certain plan provision changes, reduced by amortization of net prior service benefit during the three months ended September 30, 2016 (see Note 9).

12. Income Taxes
The effective tax rate was (89)% and (100)% for Momentive and MPM, respectively, for the three months ended September 30, 2016 and (23)% and (24)% for Momentive and MPM, respectively, for the three months ended September 30, 2015. The effective tax rate was (10)% for both Momentive and MPM for the nine months ended September 30, 2016, and (31)% for both Momentive and MPM for the nine months ended September 30, 2015. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, tax impact of recognition of net prior service benefit following certain plan provision changes (see Note 11), a tax rate change in Japan, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the three and nine months ended September 30, 2016, income taxes included unfavorable discrete tax adjustments of $2 and favorable discrete tax adjustments of $11, respectively, pertaining to benefits curtailment, a tax law change in Japan, and the resolution of certain tax matters in non-U.S. jurisdictions. For the three and nine months ended September 30, 2015, income taxes included unfavorable discrete tax adjustments of $1 and $0, respectively, pertaining to a change in tax law in Japan and the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of September 30, 2016 and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $59, which could result in a tax obligation of $17, based on currency exchange rates as of September 30, 2016. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

13. Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net loss per share attributable to Momentive for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2016	2015	2016	2015
Net income (loss)	$(17)	$(32)	$(45)	$(46)
Weighted average common shares—basic	48,058,114	48,028,594	48,047,340	48,011,335
Effect of dilutive potential common shares	—	—	—	—
Weighted average shares outstanding—diluted	48,058,114	48,028,594	48,047,340	48,011,335
Net income (loss) per common share—basic	$(0.35)	$(0.67)	$(0.94)	$(0.96)
Net income (loss) per common share—diluted	$(0.35)	$(0.67)	$(0.94)	$(0.96)
Antidilutive employee share-based awards, excluded	28,288	77,290	21,436	37,520
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
Due to the net loss recognized for the three and nine months ended ended September 30, 2016 and September 30, 2015, there is no effect for potentially dilutive shares.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

14. Guarantor/Non-Guarantor Subsidiary Financial Information
As of September 30, 2016, the Company had outstanding $1,100 in aggregate principal amount of 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and $202 in aggregate principal amount of 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”). The notes are fully and unconditionally, jointly and severally guaranteed on a senior secured basis by each of MPM’s existing 100% owned U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and MPM’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of MPM or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 of (i) Momentive Performance Materials Inc. (“Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
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

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
SEPTEMBER 30, 2016
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$81	$—	$124		$—	$205
Accounts receivable	—	84	230		—	314
Due from affiliates	—	60	22	—	(82)	—
Inventories:
Raw materials	—	70	64		—	134
Finished and in-process goods	—	130	163		—	293
Other current assets		17	31		—	48
Total current assets	81	361	634		(82)	994
Investment in unconsolidated entities	1,730	382	20		(2,112)	20
Deferred income taxes	—	—	9		—	9
Other long-term assets	—	1	20		—	21
Intercompany loans receivable	271	958	75		(1,304)	—
Property, plant and equipment, net	—	528	606		—	1,134
Goodwill	—	105	114		—	219
Other intangible assets, net	—	139	208		—	347
Total assets	$2,082	$2,474	$1,686		$(3,498)	$2,744
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$70	$159		$—	$229
Due to affiliates	—	22	60		(82)	—
Debt payable within one year	—	—	37		—	37
Interest payable	23	—	—		—	23
Income taxes payable	—	—	8		—	8
Accrued payroll and incentive compensation	—	34	26		—	60
Other current liabilities	—	31	61		—	92
Total current liabilities	23	157	351		(82)	449
Long-term liabilities:
Long-term debt	1,162	—	—		—	1,162
Intercompany loans payable	225	416	663		(1,304)	—
Pension liabilities	—	157	165		—	322
Deferred income taxes	—	—	76		—	76
Other long-term liabilities	—	14	49		—	63
Total liabilities	1,410	744	1,304		(1,386)	2,072
Total equity (deficit)	672	1,730	382		(2,112)	672
Total liabilities and equity	$2,082	$2,474	$1,686		$(3,498)	$2,744

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

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$266	$443	$(142)	$567
Cost of sales	—	221	378	(142)	457
Gross profit	—	45	65	—	110
Selling, general and administrative expense	(1)	44	35	—	78
Research and development expense	—	10	7	—	17
Restructuring and other costs	1	2	(1)	—	2
Other operating income, net	—	2	—	—	2
Operating (loss) income	—	(13)	24	—	11
Interest expense (income), net	17	(11)	13	—	19
Other non-operating income, net	—	—	—	—	—
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	(17)	(2)	11	—	(8)
Income tax expense	—	—	8	—	8
Income (loss) before earnings(losses) from unconsolidated entities	(17)	(2)	3	—	(16)
Earnings (losses) from unconsolidated entities, net of taxes	1	3	—	(4)	—
Net income (loss)	$(16)	$1	$3	$(4)	$(16)
Comprehensive income (loss)	$(9)	$11	$7	$(18)	$(9)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$262	$437	$(140)	$559
Cost of sales	—	227	382	(140)	469
Gross profit	—	35	55	—	90
Selling, general and administrative expense	—	37	38	—	75
Research and development expense	—	11	6	—	17
Restructuring and other costs	—	4	—	—	4
Other operating (income) expense, net	—	—	(2)	—	(2)
Operating (loss) income	—	(17)	13	—	(4)
Interest expense (income), net	19	(13)	14	—	20
Other non-operating income, net	—	—	—	—	—
Reorganization items, net	—	1	—	—	1
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	(19)	(5)	(1)	—	(25)
Income tax expense	—	1	5	—	6
Income (loss) before earnings (losses) from unconsolidated entities	(19)	(6)	(6)	—	(31)
Earnings (losses) from unconsolidated entities, net of taxes	(12)	(6)	—	18	—
Net income (loss)	$(31)	$(12)	$(6)	$18	$(31)
Comprehensive income (loss)	$(45)	$(25)	$(20)	$45	$(45)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$802	$1,323	$(436)	$1,689
Cost of sales	—	672	1,135	(436)	1,371
Gross profit	—	130	188	—	318
Selling, general and administrative expense	—	142	94	—	236
Research and development expense	—	30	20	—	50
Restructuring and other costs	1	6	4	—	11
Other operating income, net	—	5	5	—	10
Operating (loss) income	(1)	(53)	65	—	11
Interest expense (income), net	54	(36)	39	—	57
Other non-operating income, net	(9)	(1)	3	—	(7)
Reorganization items, net	—	1	—	—	1
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	(46)	(17)	23	—	(40)
Income tax (benefit) expense	—	(11)	15	—	4
Income (loss) before earnings(losses) from unconsolidated entities	(46)	(6)	8	—	(44)
Earnings (losses) from unconsolidated entities, net of taxes	3	9	1	(12)	1
Net income (loss)	$(43)	$3	$9	$(12)	$(43)
Comprehensive income (loss)	$43	$91	$67	$(158)	$43

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$815	$1,359	$(434)	$1,740
Cost of sales	—	706	1,166	(434)	1,438
Gross profit	—	109	193	—	302
Selling, general and administrative expense	—	87	122	—	209
Research and development expense	—	33	20	—	53
Restructuring and other costs	—	13	—	—	13
Other operating (income) expense, net	(2)	—	(5)	—	(7)
Operating income (loss)	2	(24)	56	—	34
Interest expense (income), net	58	(46)	47	—	59
Other non-operating expense (income), net	—	(1)	3	—	2
Reorganization items, net	—	8	—	—	8
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	(56)	15	6	—	(35)
Income tax expense	—	1	10	—	11
Income (loss) before earnings(losses) from unconsolidated entities	(56)	14	(4)	—	(46)
Earnings (losses) from unconsolidated entities, net of taxes	11	(3)	1	(8)	1
Net income (loss)	$(45)	$11	$(3)	$(8)	$(45)
Comprehensive income (loss)	$(98)	$(42)	$(19)	$61	$(98)

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(9)	$(16)		$121		$(17)	$79
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(41)		(43)		—	(84)
Capitalized interest	—	—		(1)		—	(1)
Purchases of intangible assets	—	(1)		—		—	(1)
Proceeds from sale of assets	—	1		—		—	1
Return of capital from subsidiary from sales of accounts receivable	—	46	(a)	—		(46)	—
	—	5		(44)		(46)	(85)
Cash flows provided by (used in) financing activities:
Net short-term debt (repayments) borrowings	(3)	—		5		—	2
Repayments of long-term debt	(16)	—		—		—	(16)
Net intercompany loan (repayments) borrowings	53	38		(90)		—	1
Common stock dividends paid	(1)	(29)		11		17	(2)
Return of capital to parent from sales of accounts receivable	—	—		(46)	(a)	46	—
	33	9		(120)		63	(15)
Increase (decrease) in cash and cash equivalents	24	(2)		(43)		—	(21)
Effect of exchange rate changes on cash and cash equivalents	—	—		5		—	5
Cash and cash equivalents (unrestricted), beginning of period	57	2		158		—	217
Cash and cash equivalents (unrestricted), end of period	$81	$—		$120		$—	$201

(a)
During the nine months ended September 30, 2016, Momentive Performance Materials USA LLC contributed receivables of $46 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2016, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(33)	$188		$(39)		$(84)	$32
Cash flows used in investing activities:
Capital expenditures	—	(40)		(48)		—	(88)
Capitalized interest	—	(1)		—		—	(1)
Purchase of intangible assets	—	(2)		—		—	(2)
Proceeds from sale of assets	—	1		—		—	1
Return of capital from subsidiary from sales of accounts receivable	—	36	(a)	—		(36)	—
	—	(6)		(48)		(36)	(90)
Cash flows provided (used in) by financing activities:
Net short-term debt borrowings	1	—		2		—	3
Net intercompany loan (repayments) borrowings	2	(113)		111		—	—
Common stock dividends paid	—	(77)		(7)		84	—
Return of capital to parent from sales of accounts receivable	—	—		(36)	(a)	36	—
	3	(190)		70		120	3
Decrease in cash and cash equivalents	(30)	(8)		(17)		—	(55)
Effect of exchange rate changes on cash and cash equivalents	—	—		(7)		—	(7)
Cash and cash equivalents (unrestricted), beginning of period	78	9		136		—	223
Cash and cash equivalents (unrestricted), end of period	$48	$1		$112		$—	$161
Supplemental disclosures of cash flow information
Non-cash financing activity:
Intercompany loan capitalizations	$—	$(602)		$602		$—	—

(a)
During the nine months ended September 30, 2015, Momentive Performance Materials USA LLC contributed receivables of $36 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2015, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
(In millions, except share and option data)

15. Subsequent Events

On November 2, 2016, the labor union representing the Willoughby, Ohio, and Waterford, New York facilities informed Momentive that it had declared a work stoppage after several months of negotiations.  Because the Company’s primary concern is the safety of its employees and the environment, Momentive subsequently placed its operations in a safe state for transition to a trained contingency work force. In addition, Momentive has built inventory to service its customers and is planning to restart operations with a contingent and salaried workforce over the next few weeks. Momentive plans to leverage a contingency workforce, global assets and inventory to serve its customers. Momentive cannot at this time estimate the financial impacts as the duration of the work stoppage is not certain, however, the strike could have a material impact on the Company. The Company is committed to ongoing dialogue with the union in an effort to ratify a new collective bargaining agreement.

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
Within the following discussion, unless otherwise stated, “the third quarter of 2016” refers to the three months ended September 30, 2016, “the first three quarters of 2016” refers to the nine months ended September 30, 2016, “the third quarter of 2015” refers to the three months ended September 30, 2015, and “the first three quarters of 2015” refers to the nine months ended September 30, 2015.
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to our transformation and restructuring activities, growth and productivity initiatives, anticipated cost savings, growth, and market recovery, and competitiveness. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, changes in governmental regulations or interpretations thereof and related compliance and litigation costs, adverse rulings in litigation, significant work stoppages, difficulties with the realization of cost savings in connection with our global restructuring, transformation, and strategic initiatives, including transactions with our affiliate, Hexion Inc., pricing actions by our competitors that could affect our operating margins, and our ability to obtain additional financing. For a more detailed discussion of these and other risk factors, see the “Risk Factors” section of Momentive’s and MPM’s most recent Annual Report on Form 10-K and in our other SEC filings. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Overview and Outlook
Business Overview
Momentive and MPM, together with their subsidiaries, are one of the world’s largest producers of silicones, silicone derivatives and silanes and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, transportation, healthcare, personal care, electronic, consumer and agricultural uses. Silicones and silanes are generally used as an additive to a wide variety of end products in order to provide or enhance certain of their attributes, such as resistance (heat, ultraviolet light and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, polyurethane foam products, cosmetics and tires. Due to the versatility and high-performance characteristics of silicones and silanes, they are increasingly being used as a substitute for other materials. Our Quartz business manufactures quartz, specialty ceramics and crystal products for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers’ products.
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
Nine Months Ended September 30, 2016 Overview

•
Net Sales—Net sales decreased $51 in the first three quarters of 2016 as compared to the first three quarters of 2015. The decrease was driven primarily by volume declines, pricing, and the strengthening of the U.S. dollar against other currencies.

•	Net (Loss) Income —During the first three quarters of 2016, net loss decreased by $1 and $2 for Momentive and MPM, respectively, compared to the first three quarters of 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

•
Segment EBITDA—Segment EBITDA increased by $20 and $21 in the first three quarters of 2016 for Momentive and MPM, respectively, as compared to the first three quarters of 2015, primarily driven by stronger Silicones segment results due to better cost performance and raw material deflation.

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
While we anticipate that economic volatility will continue into the last quarter of this year, we expect to see the benefits of our growth initiatives, investments in operational reliability and stability as well as the impacts of our restructuring efforts.
We expect the increase in liquidity resulting from our successful restructuring efforts to increase our future operational and financial flexibility. As a result, we are well positioned to leverage our leadership positions, optimize our portfolio, lower debt service requirements, and drive new growth programs. The Company’s diversified portfolio remains strong and is well positioned when the markets improve.
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
Pursuant to our earlier announcements during the fourth quarter of 2015 and as expanded in March and May of 2016, approximately$35 in annual structural cost reduction initiatives through our global restructuring program have been implemented and are beginning to deliver savings, which are expected to be approximately $25 in 2016, of which $8 and $19 were delivered in the third quarter of 2016 and first three quarters of 2016, respectively. We have incurred approximately $15 in costs associated with the restructuring initiative as of September 30, 2016, which primarily represents severance expenses. The targeted savings are being achieved primarily through a reduction in force and delayering of our organization mostly in selling, general and administrative roles, as well as productivity actions at our operating facilities.
.We initiated strategic actions to address our global siloxane manufacturing capacity including, transformation of our Leverkusen, Germany facility by rationalizing siloxane capacity and making further investments in specialty assets through the NXT* silanes expansion, which is on track. We expect that this siloxane rationalization in Europe will reduce operating costs by approximately $10 per year when completed. We also recently announced the strategic expansion of our Leverkusen, Germany facility as part of our global initiative to expand production capabilities serving the automotive markets. Our innovative NXT* silane technology helps global tire producers reduce rolling resistance without the loss of wet traction. We are investing approximately $30 to expand our flagship NXT* silane manufacturing capacity at the Leverkusen site, which is strategically located in near proximity to multiple key customers. We also initiated strategic actions related to our Silquest* A-Link* product production expansion in Sistersville, West Virginia.
We remain focused on driving free cash flow and optimizing net working capital in fiscal year 2016 and expect net working capital to be a source of cash for the remainder of 2016.
*NXT, Silquest and A-Link are trademarks of Momentive Performance Materials Inc.
Shared Services Agreement
In October 2010, we entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent and thereafter, an entity controlled by a significant shareholder of the Company) (the “Shared Services Agreement”), pursuant to which we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology, accounting, finance, legal, and procurement services. The Shared Services Agreement was renewed for one year starting in October 2016 and is subject to termination by either us or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2017 (subject to one-year renewals every year thereafter; absent contrary notice from either party). The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between us and Hexion and requires that the Steering Committee formed under the agreement meet no less than annually to evaluate and determine an equitable allocation percentage. The allocation percentage is reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,				Three Months Ended September 30,
	2016		2015		2016		2015
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$567	100%	$559	100%	$567	100%	$559	100%
Cost of sales	457	81%	469	84%	457	81%	469	84%
Gross profit	110	19%	90	16%	110	19%	90	16%
Selling, general and administrative expense	79	14%	76	14%	78	14%	75	13%
Research and development expense	17	3%	17	3%	17	3%	17	3%
Restructuring and other costs	2	—%	4	1%	2	—%	4	1%
Other operating income, net	2	—%	(2)	—%	2	—%	(2)	—%
Operating income	10	2%	(5)	(1)%	11	2%	(4)	(1)%
Interest expense, net	19	3%	20	4%	19	3%	20	4%
Gain on extinguishment of debt	—	—%	—	—%	—	—%	—	—%
Other non-operating expense (income), net	—	—%	—	—%	—	—%	—	—%
Reorganization items, net	—	—%	1	—%	—	—%	1	—%
Total non-operating expense	19	3%	21	4%	19	3%	21	4%
(Loss) income before income taxes and earnings from unconsolidated entities	(9)	(2)%	(26)	(5)%	(8)	(1)%	(25)	(5)%
Income tax (benefit) expense	8	1%	6	1%	8	1%	6	1%
(Loss) income before earnings from unconsolidated entities	(17)	(3)%	(32)	(6)%	(16)	(3)%	(31)	(6)%
Earnings from unconsolidated entities, net of taxes	—	—%	—	—%	—	—%	—	—%
Net (loss) income	$(17)	(3)%	$(32)	(6)%	$(16)	(3)%	$(31)	(6)%
Other comprehensive income (loss)	$7		$(14)		$7		$(14)
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
Net Sales
Net sales in the third quarter of 2016 increased $8, or 1%, compared to the third quarter of 2015. This increase was primarily due to favorable volume increase of $13 in our silicone segment due to our actions to diversify our sales portfolio and favorable exchange rate fluctuations of $5 due to the weakening of the U.S. dollar against other currencies offset by adverse price/mix variance of $8.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating (Loss) Income
The following table sets forth the variance between the operating income for the third quarter ended September 30, 2016 compared to the operating income for the third quarter ended September 30, 2015:

(In millions)	MPM HOLDINGS INC.	MOMENTIVE PERFORMANCE MATERIALS INC.

Operating loss for the quarter ended September 30, 2015	(5)	(4)
Net volume variance	1	1
Mix variance	(2)	(2)
Price variance	(8)	(8)
Net foreign exchange	—	—
Raw material deflation	23	23
Net processing costs	15	15
Other non-cash cost of sales (accelerated depreciation)	(9)	(9)
Selling, general and administrative, and research and development	(3)	(3)
Restructuring and other operating	$(2)	$(2)
Operating income for the quarter ended September 30, 2016	$10	$11
In the third quarter of 2016, operating income increased by $15 for both Momentive and MPM compared to the third quarter of 2015. Cost of sales decreased by $12 compared to the third quarter of 2015 primarily due to raw material cost deflation of $23 and $15 related to lower net processing costs, partially offset by $10 due to higher sales volume, $9 in accelerated depreciation related to certain long-lived assets triggered by siloxane capacity transformation programs in Germany and $5 in exchange rate fluctuations. Selling, general and administrative expense increased by $3 for both Momentive and MPM, respectively, compared to the third quarter of 2015 primarily due to differences in incentive accruals. Research and development expense for the third quarter of 2016 was flat compared to the third quarter of 2015 primarily related to the timing of new projects. Other operating expense increased by $2 during the third quarter of 2016 compared to the third quarter of 2015, mainly due to impairment of certain equipment.
Non-Operating Expense
In the third quarter of 2016, total non-operating expense decreased by $2 compared to the third quarter of 2015 mainly due to lower interest expense and reorganization expenses not recurring during the third quarter of 2016.
Income Tax Expense
The effective tax rate was (89)% and (100)% for Momentive and MPM, respectively, for the three months ended September 30, 2016 and (23)% and (24)% for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance and recognition of net prior service benefit following certain plan provision changes (see Note 11).
For the three months ended September 30, 2016, income taxes included unfavorable discrete tax adjustments of $2 pertaining to the resolution of certain tax matters in non-U.S. jurisdictions. For the three months ended September 30, 2015, income taxes included unfavorable discrete tax adjustments of $1 pertaining to the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of September 30, 2016, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $59, which could result in a tax obligation of $17, based on currency exchange rates as of September 30, 2016. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive Income (Loss)
In the third quarter of 2016, foreign currency translation positively impacted other comprehensive income by $8, primarily due to the impact of the weakening of the U.S. dollar against other currencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

In the third quarter of 2015, foreign currency translation negatively impacted other comprehensive loss by $14, primarily due to the impact of the weakening of the U.S. dollar against the euro, partially offset by strengthening of the U.S. dollar against the Japanese yen.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	2016		2015		2016		2015
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,689	100%	$1,740	100%	$1,689	100%	$1,740	100%
Cost of sales	1,371	81%	1,438	83%	1,371	81%	1,438	83%
Gross profit	318	19%	302	17%	318	19%	302	17%
Selling, general and administrative expense	238	14%	210	12%	236	14%	209	12%
Research and development expense	50	3%	53	3%	50	3%	53	3%
Restructuring and other costs	11	1%	13	1%	11	1%	13	1%
Other operating expense (income)	10	1%	(7)	—%	10	1%	(7)	—%
Operating (loss) income	9	1%	33	2%	11	1%	34	2%
Interest expense, net	57	3%	59	3%	57	3%	59	3%
Gain on extinguishment of debt	(9)	(1)%	—	—%	(9)	(1)%	—	—%
Other non-operating expense	2	—%	2	—%	2	—%	2	—%
Reorganization items, net	1	—%	8	1%	1	—%	8	1%
Total non-operating expense	51	3%	69	4%	51	3%	69	4%
Loss before income taxes and earnings from unconsolidated entities	(42)	(3)%	(36)	(2)%	(40)	(2)%	(35)	(2)%
Income tax (benefit) expense	4	—%	11	1%	4	—%	11	1%
Loss before earnings from unconsolidated entities	(46)	(3)%	(47)	(3)%	(44)	(3)%	(46)	(3)%
Earnings from unconsolidated entities, net of taxes	1	—%	1	—%	1	—%	1	—%
Net loss	$(45)	(3)%	$(46)	(3)%	$(43)	(3)%	$(45)	(3)%
Other comprehensive income (loss)	$86		$(53)		$86		$(53)

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Net Sales
Net sales in the first three quarters of 2016 decreased $51, or 3%, compared to the first three quarters of 2015. This decrease was primarily due to volume decrease of $25 caused by global economic slowdown and resulting lower demand for our core products, as well as negative price shift of $24, caused by declines in oil and gas markets. In addition, there were unfavorable exchange rate fluctuations of $3 due to the strengthening of the U.S. dollar against other currencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating Income (Loss)
The following table sets forth the variance between the operating loss for the nine months ended September 30, 2016 compared to the operating income for the nine months ended September 30, 2015:

(In millions)	MPM HOLDINGS INC.	MOMENTIVE PERFORMANCE MATERIALS INC.

Operating income for the nine months ended September 30, 2015	33	34
Net volume variance	(18)	(18)
Mix variance	(2)	(2)
Price variance	(24)	(24)
Net foreign exchange	(7)	(7)
Raw material deflation	59	59
Net processing costs	29	29
Other non-cash cost of sales (accelerated depreciation)	(20)	(20)
Selling, general and administrative, and research and development	(8)	(7)
Other non-cash selling, general and administrative	(18)	(18)
Restructuring and other operating	$(15)	$(15)
Operating income for the nine months ended September 30, 2016	$9	$11
During the first three quarters of 2016, operating income decreased by $24 and $23 for Momentive and MPM, respectively, compared to the first three quarters of 2015. Cost of sales decreased by $67 compared to the first three quarters of 2015 primarily due to raw material cost deflation of $59, $29 related to lower net processing costs and $7 related to lower sales volume, partially offset by $20 in accelerated depreciation related to certain long-lived assets triggered by siloxane capacity transformation programs in Germany and $6 in exchange rate fluctuations. Selling, general and administrative expense increased by $28 and $27 for Momentive and MPM, respectively, compared to the first three quarters of 2015 primarily due to the re-measurement of our pension and post retirement liabilities affecting selling, general and administrative expenses by $5 in 2016, 2015 impact of unrealized curtailment gains of $3 as a result of freezing pension benefits for certain U.S. pension plan participants, 2015 actuarial gains of $10 related to the re-measurement of our pension liabilities, and differences in incentive accruals. Research and development expense for the first three quarters of 2016 decreased by $3 compared to the first three quarters of 2015 primarily related to the timing of new projects. Other operating expense increased by $17, primarily due to the inclusion of a settlement gain of $6 related to the resolution of a customer dispute in the first quarter of 2015 and $7 due to impairment of certain equipment in 2016.
Non-Operating Expense
During the first three quarters of 2016, total non-operating expense decreased by $18 compared to the first three quarters of 2015. The decrease was primarily due to a gain of $9 on extinguishment of Second Lien Notes, $7 due to lower reorganization expense in 2016 and $2 in lower interest expense.
Income Tax Expense
The effective tax rate was (10)% for both Momentive and MPM for the nine months ended September 30, 2016 and (31)% for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, tax impact of recognition of net prior service benefit following certain plan provision changes (see Note 11), and tax rate changes in Japan.
For the nine months ended September 30, 2016, income taxes included favorable discrete tax adjustments of $11 pertaining to benefits curtailment, a tax law change in Japan, and the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of September 30, 2016, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $59, which could result in a tax obligation of $17, based on currency exchange rates as of September 30, 2016. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Other Comprehensive Income (Loss)
During the first three quarters of 2016, foreign currency translation positively impacted other comprehensive income by $67, primarily due to the impact of the weakening of the U.S. dollar against other currencies. Also, for the first three quarters of 2016, pension and postretirement benefit adjustments positively impacted other comprehensive income by $19, primarily due to the recognition of net prior service credit related to the effect of plan redesign triggered by certain changes to company sponsored post-retiree medical, dental, vision and life insurance benefit plans.
During the first three quarters of 2015, foreign currency translation negatively impacted other comprehensive loss by $51, primarily due to the impact of the strengthening of the U.S. dollar against the euro. In the first three quarters of 2015, pension and postretirement benefit losses negatively impacted other comprehensive loss by $2 due to the recognition of prior service costs following provision changes to our U.S. pension plan.
Results of Operations by Segment
Our segments are based on the products that we offer and the markets that we serve. At September 30, 2016, we had two reportable segments: Silicones and Quartz.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales(1):
Silicones	$524	$514	$1,563	$1,605
Quartz	43	45	126	135
Total	$567	$559	$1,689	$1,740

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment EBITDA:
Silicones	$69	$42	$189	$154
Quartz	6	6	13	26
Corporate	(9)	(7)	(29)	(27)
Total	$66	$41	$173	$153

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment EBITDA:
Silicones	$69	$42	$189	$154
Quartz	6	6	13	26
Corporate	(8)	(7)	(27)	(26)
Total	$67	$41	$175	$154

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Segment Results
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
Following is an analysis of the percentage change in sales by business from the three months ended September 30, 2015 to the three months ended September 30, 2016:

	Volume	Price/Mix	Currency Translation	Total
Silicones	3%	(2)%	1%	2%
Quartz	(4)%	—%	—%	(4)%
Silicones
Net sales in the third quarter of 2016 increased $10, or 2%, compared to the third quarter of 2015. This increase was primarily due to volume increase of $13 primarily due to our actions to diversify our sales portfolio and favorable exchange rate fluctuations of $5 due to the weakening of the U.S. dollar against other currencies. These favorable variances were offset by adverse price and mix shift of $8.
Segment EBITDA in the third quarter of 2016 increased by $27 to $69 compared to the third quarter of 2015. This increase was primarily due to our ongoing growth investments, cost reduction initiatives, and the benefit of raw material deflation.

Quartz
Net sales in the third quarter of 2016 decreased $2, or 4%, compared to the third quarter of 2015. The decrease was primarily due to the softening of the end user demand.

Segment EBITDA in the third quarter of 2016 was flat compared to the third quarter of 2015.

Corporate
Corporate charges increased by $2 and $1 in the third quarter of 2016 for Momentive and MPM, respectively as compared to the third quarter of 2015 primarily due to differences in incentive accruals.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Following is an analysis of the percentage change in sales by business from the nine months ended September 30, 2015 to the nine months ended September 30, 2016:

	Volume	Price/Mix	Currency Translation	Total
Silicones	(1)%	(2)%	—%	(3)%
Quartz	(7)%	—%	—%	(7)%
Silicones
Net sales during the first three quarters of 2016 decreased $42, or 3%, compared to the first three quarters of 2015. This decrease was primarily due to volume decrease of $15 caused by economic downturn in Asia and lower demand for our core products, as well as negative price and mix shift of $24, caused by declines in agriculture and oil and gas markets. In addition, there were unfavorable exchange rate fluctuations of $3 due to the strengthening of the U.S. dollar against the Euro.
Segment EBITDA during the first three quarters of 2016 increased by $35 to $189 compared to the first three quarters of 2015. This increase was primarily due to raw material deflation and management productivity programs partially offset by lower sales volume.

Quartz
Net sales during the first three quarters of 2016 decreased $9, or 7%, compared to the first three quarters of 2015. The decrease was primarily due to volume decrease of $10 due to the softening of the end user demand.
Segment EBITDA during the first three quarters of 2016 decreased by $13 to $13 compared to the first three quarters of 2015. The decrease was primarily due to the inclusion of settlement gain of $6 related to the resolution of customer dispute in the first quarter of 2015 and a decrease in sales volume as described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Corporate charges increased by $2 and $1 during the first three quarters of 2016 for Momentive and MPM, respectively, as compared to the first three quarters of 2015 primarily due to differences in incentive accruals.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment EBITDA:
Silicones	$69	$42	$189	$154
Quartz	6	6	13	26
Corporate	(9)	(7)	(29)	(27)
Total	$66	$41	$173	$153

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(4)	$—	$(15)	$(3)
Unrealized actuarial (losses) gains from pensions and other post-retirement liabilities	—	—	(5)	13
Restructuring and other costs	(4)	(4)	(13)	(13)
Reorganization items, net	—	(1)	(1)	(8)
Total adjustments	(8)	(5)	(34)	(11)
Interest expense, net	(19)	(20)	(57)	(59)
Income tax expense	(8)	(6)	(4)	(11)
Depreciation and amortization	(48)	(42)	(132)	(118)
Gain on extinguishment of debt	—	—	9	—
Net loss	$(17)	$(32)	$(45)	$(46)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment EBITDA:
Silicones	$69	$42	$189	$154
Quartz	6	6	13	26
Corporate	(8)	(7)	(27)	(26)
Total	$67	$41	$175	$154

Reconciliation:
Items not included in Segment EBITDA:
Non-cash charges	$(4)	$1	$(15)	$(3)
Unrealized actuarial (losses) gains from pensions and other post-retirement liabilities	—	—	(5)	13
Restructuring and other costs	(4)	(4)	(13)	(13)
Reorganization items, net	—	(1)	(1)	(8)
Total adjustments	(8)	(4)	(34)	(11)
Interest expense, net	(19)	(20)	(57)	(59)
Income tax expense	(8)	(6)	(4)	(11)
Depreciation and amortization	(48)	(42)	(132)	(118)
Gain on extinguishment of debt	—	—	9	—
Net loss	$(16)	$(31)	$(43)	$(45)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For both the three and nine months ended September 30, 2016, non-cash charges primarily included asset impairments and net foreign exchange transaction gains and losses related to certain intercompany arrangements. For both the three and nine months ended September 30, 2016, restructuring and other costs primarily included expenses from restructuring and certain other charges. For both the three and nine months ended September 30, 2015, non-cash charges primarily included net foreign exchange transaction gains and losses related to certain intercompany arrangements. For both the three and nine months ended September 30, 2015, restructuring and other costs primarily included expenses from restructuring, costs optimization programs, and certain other charges.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under the ABL Facility. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At September 30, 2016, we had $1,199 of outstanding indebtedness. In addition, at September 30, 2016, we had $410 in liquidity, consisting of the following:
•$201 of unrestricted cash and cash equivalents (of which $120 is maintained in foreign jurisdictions); and

•
$209 of availability under the ABL Facility ($270 borrowing base, less $61 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payable) at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	% of LTM Net Sales	December 31, 2015	% of LTM Net Sales
Accounts receivable	$314	14%	$292	13%
Inventories	427	19%	381	17%
Accounts payable	(229)	(10)%	(223)	(10)%
Net working capital	$512	23%	$450	20%
The increase in net working capital of $62 from December 31, 2015, was due to various market driven factors: increase in accounts receivable due to increased sales, higher mix of customers with longer payment terms, buildup of inventories to meet forecast volume, demand and contingencies, and exchange rate fluctuations due to the weakening of the U.S. dollar against the euro and Japanese yen.
We remain focused on driving positive free cash flow in 2016 through our global cost control initiatives and aggressively managing net working capital. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by accelerating receipts through the sale of receivables at a discount.
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. During the first three quarters of 2016, we did not draw from our ABL Facility. As of September 30, 2016, we had no outstanding borrowings under the ABL Facility.
We expect to have adequate liquidity to fund our operations for the foreseeable future from cash on our balance sheet, cash flows provided by operating activities and amounts available for borrowings under the ABL Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Momentive		MPM
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sources (uses) of cash:
Operating activities	$77	$31	$79	$32
Investing activities	(84)	(90)	(85)	(90)
Financing activities	(14)	4	(15)	3
Effect of exchange rates on cash flows	5	(7)	5	(7)
Net decrease in cash and cash equivalents	$(16)	$(62)	$(16)	$(62)

Operating Activities
During the first three quarters of 2016, the Company’s operations provided $77 and $79 of cash for Momentive and MPM, respectively. Net loss of $45 and $43 for Momentive and MPM, respectively, included $140 of net non-cash expense items, of which $132 was for depreciation and amortization, $17 was for the amortization of debt discount, and $5 of unrealized actuarial loss from other post retirement liabilities. These were offset by a $14 change in deferred tax provisions and $9 related to gain from extinguishment of our Second Lien Notes. Net working capital used $56 of cash for both Momentive and MPM, primarily, due to increases in inventory of $31, accounts receivable of $13, and a decrease in accounts payable of $9. Changes in other assets and liabilities, driven by the timing of when items were expensed versus paid, primarily included interest expense, pension plan contributions and taxes.
During the first three quarters of 2015, Momentive and MPM’s operations provided $31 and $32 of cash, respectively. Net loss of $46 for Momentive and $45 for MPM included $118 of non-cash expense items, of which $118 was for depreciation and amortization and $17 was for the amortization of debt discount, both of which were partially offset by a $13 of realized and unrealized actuarial gains from pension liabilities. Net working capital used $53 of cash, primarily, as detailed above, due to increases in inventory of $37 and accounts receivable of $7, and a decrease in accounts payable of $9.
Investing Activities
During the first three quarters of 2016, investing activities used $84 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance and capital improvement projects. We are on track in maintaining the revised fiscal year 2016 capital expenditure budgeted range of $125 to $130.
During the first three quarters of 2015, investing activities used $90 of cash. We spent $89 for ongoing capital expenditures related to growth, environmental, health and safety compliance, capital improvement and maintenance projects (of which $69 represented 2015 asset additions, with the remainder spent on asset additions made in prior periods).
Financing Activities
During the first three quarters of 2016, Momentive and MPM’s financing activities used $14 and $15 of cash, respectively, which primarily related to extinguishment of aggregate principal amount of our Second Lien Notes.
During the first three quarters of 2015, Momentive and MPM’s financing activities provided $4 and $3 of cash, respectively, which related to net short-term debt borrowings and proceeds from sale of common stock to certain of our directors by Momentive.
At September 30, 2016, there were $61 in outstanding letters of credit and no outstanding borrowings under our $270 ABL Facility, leaving unused borrowing capacity of $209.
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
At September 30, 2016, MPM was in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
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
(dollar amounts in millions)    (Continued)

The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our indentures for the period presented:

September 30, 2016
LTM Period
Net loss	$(81)
Gain on extinguishment of debt	(16)
Interest expense, net	77
Income tax expense	7
Depreciation and amortization	168
EBITDA	155
Adjustments to EBITDA
Restructuring and other costs(a)	32
Reorganization items, net(b)	2
Non-cash compensation and related expenses (c)	6
Pro forma cost savings (d)	16
Non-cash charges (e)	22
Exclusion of Unrestricted Subsidiary results(f)	(32)
Adjusted EBITDA	$201
Pro forma fixed charges(g)	$54
Ratio of Adjusted EBITDA to Fixed Charges(h)	3.72

(a)	Primarily includes expenses related to restructuring and certain other non-operating income and expenses

(b)	Primarily represents incremental costs incurred directly as a result of our Chapter 11 filings,

(c)	Represents non-cash actuarial losses resulting from pension and postretirement liability curtailment and re-measurements, and stock-based compensation expense.

(d)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management, including headcount reductions and indirect cost savings.

(e)	Non-cash charges primarily include the effects of foreign exchange gains and losses related to certain intercompany arrangements, and impacts of asset disposals.

(f)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under the ABL Facility and the indentures that govern our notes.

(g)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at September 30, 2016.

(h)
The Company’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless the Company has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of September 30, 2016, we were able to satisfy this test and incur additional indebtedness under these indentures.

Recently Issued Accounting Standards
The nature and impact of recent accounting pronouncements is discussed in Note 2 to our condensed consolidated financial statements in this Form 10-Q, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Information regarding our market risk as of December 31, 2015 was provided in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such disclosure during the nine months ended September 30, 2016.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Momentive, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that Momentive’s disclosure controls and procedures were effective as of September 30, 2016.
As of the end of the period covered by this Quarterly Report on Form 10-Q, MPM, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that MPM’s disclosure controls and procedures were effective as of September 30, 2016.
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
Except as noted below, there have been no material developments in any of the ongoing legal proceedings during the first three quarters of 2016 for both Momentive and MPM that are included in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2015 and the amendments thereto.
Appeals Relating to the Confirmation of the Plan in the Bankruptcy Cases
In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for the Subordinated Notes filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to the Old Second Lien Notes. In addition, on September 16, 2014, BOKF, NA, as trustee for the Old First Lien Notes (“First Lien Indenture Trustee”) and Wilmington Trust, National Association, as trustee for the Old Secured Notes (together with U.S. Bank and First Lien Trustee, the “Appellants”) filed their joint appeal (together with the U.S. Bank Appeal, the “District Court Appeals”) before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on First Lien Notes and Second Lien Notes provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. On November 11, 2014, the Debtors also filed a motion to dismiss the District Court Appeals (the “District Court Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the District Court Appeals (the “District Court Decision”) and affirmed the Bankruptcy Court Rulings. Because the District Court Appeals were decided on their merits, the District Court also terminated the District Court Motion to Dismiss as moot. All the Appellants appealed the District Court Decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”, and the appeals, the “Second Circuit Appeals”). On September 3, 2015, the Debtors filed motions to dismiss the Second Circuit Appeals (the “Second Circuit Motions to Dismiss”) with the Second Circuit asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On December 16, 2015, the Second Circuit denied the Second Circuit Motions to Dismiss but permitted the Debtors to raise issues of equitable mootness in their briefs on the merits of the Second Circuit Appeals. The merits briefing of the Second Circuit Appeals has been completed and oral argument is scheduled to take place before the Second Circuit on November 9, 2016. We cannot predict with certainty the ultimate outcome of the Second Circuit Appeals.
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
Item 5.    Other Information

In accordance with the Board Composition Agreement (“Agreement”), dated as of October 24, 2014, by and among Momentive and each of the stockholders of Momentivee party thereto, as a result of a vacancy on Momentive’s Board of Directors (the “Board”) and pursuant to notice given by the Affiliated Directors (as defined in the Agreement), on November 3, 2016, Samuel Feinstein was appointed as a director to serve on the Board. Mr. Feinstein replaces David B. Sambur who resigned from the Board as of the close of business on November 2, 2016.

There are no arrangements or understandings between Mr. Feinstein and any person pursuant to which Mr. Feinstein was selected as a director except as described above, and there are no actual or proposed transactions between Mr. Feinstein or any of his related persons and Momentive that would require disclosure under Item 404(a) of Regulation S-K in connection with his appointment as a director of Momentive.

Mr. Feinstein is entitled to receive compensation applicable to all of Momentive's directors, as more particularly described on page 143 of Momentive's Annual Report on Form 10-K filed March 1, 2016, under the sub-heading “Narrative to the Director Compensation Table”. There is no other material Momentive plan, contract or arrangement in which Mr. Feinstein will participate in connection with his appointment.

Item 6.    Exhibits

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

MPM HOLDINGS INC.

Date:	November 8, 2016	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	November 8, 2016	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)