Form 10-K/A
period 2016-12-31
MPM Holdings Inc.; Momentive Performance Materials Inc.
filed 2017-04-28
CIK 1624826, 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐

The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on February 15, 2017 was 48,058,114 shares.

The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on February 15, 2017 was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-K is a combined annual report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

Documents incorporated by reference: None

EXPLANATORY NOTE
MPM Holdings Inc. and Momentive Performance Materials Inc. are filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to their Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017, for purposes of including the information in Item 11 of Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K, and to revise the information in Item 12 of Form 10-K to reflect the subsequent vesting of certain restricted stock units for our directors. In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, we are including with this Amendment No. 1 certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.
We have not updated or amended the disclosures contained in the original Form 10-K to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Item 11 and Item 12 of Part III of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on March 10, 2017.

PART III

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Overview

In this Compensation Discussion and Analysis, we describe our process of determining the compensation and benefits provided to our “Named Executive Officers” (“NEOs”). Our 2016 NEOs are: John G. Boss, President and Chief Executive Officer (our “CEO”); Erick R. Asmussen, Senior Vice President and Chief Financial Officer (our “CFO”); and John D. Moran, Senior Vice President, General Counsel and Secretary.
Oversight of the Executive Compensation Program
The Board of Directors of Momentive, our parent holding company (the “Board”), is responsible for our governance. The Board established a Compensation Committee of the Board (the “Committee”) whose responsibility includes reviewing and making recommendations relevant to compensation and benefits of the CEO and other NEOs. The Board has delegated full authority to the Committee related to certain compensatory plans. All executive compensation decisions made during 2016 for our NEOs were made or approved by the Committee.
The Committee sets the principles and strategies that guide the design of our executive compensation program. The Committee annually evaluates the performance and compensation levels of the NEOs. This annual compensation review process includes an evaluation of key objectives and measurable contributions to ensure that incentives are not only aligned with our strategic goals, but also enable us to attract and retain a highly qualified and effective management team. Based on this evaluation, the Committee approves each executive officer’s compensation level, including base salary, as well as annual and long-term incentive opportunities.
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

•
Align Incentives with Shareholders. Our executive compensation program is designed to focus our NEOs on our key strategic, financial and operational goals that will translate into long-term value-creation for our shareholders.

•
Balance Critical Short-Term Objectives and Long-Term Strategy. We believe that the compensation packages we provide to our NEOs should include a mix of short-term, cash-based incentive awards that encourage the achievement of annual goals, and long-term cash and equity elements that reward long-term value-creation for the business.

•
Attract, Retain and Motivate Top Talent. We design our executive compensation program to be externally competitive in order to attract, retain and motivate the most talented executive officers who will drive company objectives.

•	Pay for Individual Achievement. We believe that each executive officer’s total compensation should correlate to the scope of his or her responsibilities and relative contributions to our performance.

2016 Executive Compensation Highlights

The following summary highlights key compensation decisions taken by the Committee in 2016:

•	The Company continues to focus on motivating our NEOs to deliver improved performance and talent-retention through short- and long-term incentives.

•
On May 19, 2016, the Committee approved amendments to outstanding stock option agreements issued under the Company’s Management Equity Plan (the “Plan”), including stock options held by our NEOs. The amendments reduced the exercise price and performance thresholds of the stock options. Specifically, the options were amended to reduce the exercise price from $20.33 per share to $10.25 per share, which the Committee determined represented the current per-share Fair Market Value (as defined in the Plan) of a share of the Company’s common stock on the date of such re-pricing. Further, the amendment provided that the Tranche A Performance Threshold and Tranche B Performance Threshold (each as defined in the applicable award agreement) was reduced from $30.50 per share to $20.00 per share and from $40.66 per share to $25.00 per share, respectively. The repricing of the stock options did not result in additional compensation expense or otherwise trigger a charge to the Company’s earnings in 2016.

•	No additional equity awards were granted to our NEOs under the Plan during 2016.

•
We adopted an annual cash incentive plan for 2016 (the “2016 ICP”), which was designed to reward participants, including our NEOs for achieving specific financial and environmental, health and safety goals. Targets under our 2016 ICP were based on EBITDA and free cash flow metrics included in our annual operating plan as well as environmental, health and safety initiatives to align with shareholder interests.

•
The Committee reviewed the base salaries of our NEOs in the first quarter of 2016. The Committee determined that increases were merited in light of their achievement of specific company, division, and other goals. We implemented our annual merit increases to the base salaries of our NEOs in October 2016.

•
In connection with our efforts to align with market practices and to reduce costs, we made changes to our medical and welfare benefits that impacted a broader population of our employees. Our NEOs were participants in those plans and all such changes applied equally to our NEOs. Specifically, we eliminated retiree medical and life insurance benefits, reduced by one percentage point the amount of annual retirement contribution to the MPM 401(k) Plan, and removed the preferred provider option from our medical plan.

•	We are not currently required to hold a shareholder advisory “say-on-pay” vote.
Evaluating Company and Individual Performance
In determining the 2016 compensation of our NEOs, in addition to taking into consideration market data for similarly situated executives in comparable companies and in other industries, the Committee considered the following individual accomplishments of our NEOs in 2015:
       Mr. Boss, our President and Chief Executive Officer: The Committee considered his outstanding leadership during a challenging year in 2015. He built a strong foundation of financial credibility and established a clear vision and strategy for growth. Under his leadership, significant cost-out initiatives were launched and productivity programs were initiated.

Mr. Asmussen, our Senior Vice President and Chief Financial Officer: The Committee considered his strong leadership in contributing to our business strategy, managing our financial functions, and enhancing the rigor of our key financial processes.

Mr. Moran, our Senior Vice President and General Counsel: The Committee considered his contributions as a strong legal advisor in corporate governance, strategic initiatives, and compliance programs.

Components of Our Executive Compensation Program
The principal components of our executive compensation program in which NEOs were eligible to participate in during 2016 were as follows:

Type	Components
Annual Cash Compensation	Base Salary
Annual Incentive Awards
Long-Term Incentives	Equity Award Adjustments
Benefits	Health, Welfare, and Retirement Benefits
Other	Severance Benefits

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
The Board, the Committee, or the CEO, as applicable (the “Compensation Decision Maker”), reviews each NEOs base salary (i) annually, in conjunction with the annual performance review conducted globally for non-bargained salaried employees, and (ii) in conjunction with new hires, promotions or significant changes in job responsibilities. In approving increases to base salaries, the Compensation Decision Maker considers various factors, such as job performance, total target compensation, impact on value creation and the externally competitive marketplace.

In March 2016, the Committee reviewed market and benchmarking data for our NEOs with recommended compensation adjustments. In making individual recommendations, the Compensation Decision Makers took into account, amongst other variables, the performance ratings of the individuals, positions within the applicable salary range, and the Company’s aggregate merit budget. Merit increases for NEOs were established to be below the overall Company’s merit increase budget. The Committee considered how the merit adjustments fit into the overall compensation package and the need to take into account key employee retention as the Company executes on its cost reduction initiatives. In addition, Mr. Boss received a greater base salary increase since, in reviewing a benchmarking analysis, the Committee determined that his existing base salary was not competitive.

Typically, annual performance reviews are conducted in the first or second quarter of the calendar year and determine whether any increase to base salary is merited based on the prior year’s performance. Base salary increases for our NEOs are generally made effective in July; however, in recognition of the unique challenges faced by us in late 2015, management recommended that such base salary increases be delayed from July 1 to October 1 (or a later date if the Company’s performance further deteriorated relative to the annual operating plan).

In October 2016, each of Messrs. Boss, Asmussen and Moran received a merit increase in base salary in recognition of accomplishments in 2015 (described above under “Evaluating Company and Individual Performance”). As described in further detail above, Mr. Boss also received an additional base salary increase to ensure market competitiveness. The base salaries for 2015 and 2016 and the merit increases (as a % increase from the 2015 base salary) are shown in the table below.

Name	2015 Base Salary	2016 Base Salary	2016 Increase
	($)	($) (1)	(%)
John G. Boss	605,500	675,000	11.48%
Erick R. Asmussen	425,000	439,875	3.50%
John D. Moran	390,000	401,700	3.00%

(1)	2016 Base Salary effective as of October 1, 2016
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
The performance target components of the annual incentive compensation plan are the same for executives and other eligible, salaried employees, with variations to account for the line of business in which the employee works. We strive to set annual incentive award targets that are achievable only through strong performance, believing that this motivates our executives and other participants to deliver ongoing value-creation, while allowing us to attract and retain highly talented senior executives. Performance measures typically include financial and operational objectives and may take into consideration a number of factors, such as our prior-year performance; current market trends; working capital projections; the realization of planned productivity initiatives; expansion plans; new product development; environmental, health and safety; and other strategic factors that could potentially impact operations.
The 2016 Annual Incentive Compensation Plan
In early 2016, the Committee approved the 2016 annual incentive compensation plan for employees of the Company and its subsidiaries, and the Board approved the 2016 Annual Incentive Compensation Plan (the “2016 ICP”) targets. Under the 2016 ICP, our NEOs and other eligible participants had the opportunity to earn annual cash incentive compensation based upon the achievement of certain financial and environmental health and safety (EH&S) goals.
The performance goals were established based on the following measures:

Performance Goal	Description	2016 Target
Segment EBITDA
Segment EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain noncash items and certain other income and expenses) was used as the primary profitability measure for determining the level of financial performance for management and executive annual incentive compensation purposes.
See Item 7 of Part II of this Annual Report for a reconciliation of Segment EBITDA to Net (Loss) Income.

The Segment EBITDA target for 2016 was set based upon factors including, but not limited to, competitive business dynamics in the markets, raw material trends, restructuring initiatives, anticipated business unit growth and business unit budget projections. For the 2016 ICP, the target Segment EBITDA was $230 million.

Cash Flow Component
Operating cash flow is equal to Segment EBITDA less the sum of trading capital improvement and/or usage, capital spending and interest paid along with other operating cash flow items such as income taxes paid and pension contributions.
For purposes of the 2016 ICP, the cash flow target is defined as operating cash flow less budgeted capital expenditures. The purpose of this metric is to increase focus on cost control and cost reduction actions to preserve an adequate amount of liquidity to fund operations and capital expenditures, service debt and ultimately sustain the business through difficult economic cycles.

The 2016 ICP cash flow goals were established in connection with the budget process. For the 2016 ICP, the target cash flow component (i.e. operating cash flow less budgeted capital expenditures) was $30 million.

Environment, Health & Safety (“EH&S”)
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a core value and a critical focus for all employees.

For the 2016 ICP, we established metrics based upon five components: (1) Safety Contacts Training, (2) Occupational Injury & Illness Rate (OIIR), (3) High Risk Activity (HRA) injuries, (4) Fires, and (5) Environmental Incidents.
The EH&S goals established under the 2016 ICP for recurring EH&S metrics represented a significant improvement from prior year statistics relating to such metrics. The newly introduced Safety Contracts Training metric is intended to continue to drive focus and improvement in our ongoing commitment to the culture and communities in which we operate.

Each of the 2016 performance goals was measured independently such that a payout of one element was not dependent upon the achievement of the others. This was intended to keep employees focused on driving continuous improvement in EH&S and cash flow, in addition to EBITDA.
Awards under the 2016 ICP were calculated as follows: A target award was identified for each participant under the 2016 ICP based on a percentage of his or her base salary, which varies per participant based on the scope of the participant’s responsibilities and externally competitive benchmarks. The Committee considered how Mr. Boss’s then-annual bonus opportunity compared to applicable benchmarking data and approved an increase to maintain market competitiveness for Mr. Boss. For 2016, the target bonus percentage for Mr. Boss was increased to 100% of his base salary. The target bonus percentage for Messrs. Asmussen and Moran in 2016 remained at 65% and 55% of their respective base salaries, which is unchanged from 2015, as a percentage of base salary.
Actual payout of the 2016 ICP bonus was determined based on the achievement of the performance goals described above, subject to a sliding scale and the relative weightings of the performance goals noted in the table below. 60% of the 2016 ICP Bonus was determined based on achievement of Segment EBITDA goals, with the threshold payout (i.e. payout of 25% of the portion of the 2016 ICP Bonus attributable to Segment EBITDA) requiring achievement of at least 87% of the Segment EBITDA target goal and the maximum payout (i.e. payout of 200% of the portion of the 2016 ICP Bonus attributable to Segment EBITDA) requiring achievement of 109% of the Segment EBITDA target goal. Similarly, the 30% and 10% of the 2016 ICP Bonus attributable to the Cash Flow and EH&S components, respectively, were subject to achievement of a threshold goal (in which case 25% of the portion of the 2016 ICP Bonus attributable to such component would be paid) and a maximum goal (in which 200% of the portion of the 2016 ICP Bonus attributable to such component would be paid). To the extent that 100% of the applicable target goal was achieved, the portion of the 2016 ICP Bonus payable in respect of the applicable component is 100%. If actual performance was to fall between the threshold and target or between the target and maximum goals for the applicable component of the 2016 ICP Bonus, then the amount payable in respect of such component would be subject to linear interpolation.
The following table summarizes the target awards, performance measures, weightings, achievements and payouts under the 2016 ICP for each our NEOs. The amount paid to each of our NEOs in respect of their participation in the 2016 ICP is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table shown on page 136.

.

	Incentive Target (% of Base Salary)	Target Award	Performance Criteria	Weight for Calculation	Performance Achieved	2016 ICP Payout	Total Payout
Name		($)			(%)	($)	($)
John G. Boss	100%	675,000	Segment EBITDA	60%	140%	567,000
			EH&S Goal	10%	102%	68,621
			Cash Flow	30%	89%	180,833	816,454
Erick R. Asmussen	65%	285,919	Segment EBITDA	60%	140%	240,172
			EH&S Goal	10%	102%	29,067
			Cash Flow	30%	89%	76,598	345,837
John D. Moran	55%	220,935	Segment EBITDA	60%	140%	185,585
			EH&S Goal	10%	102%	22,460
			Cash Flow	30%	89%	59,188	267,233
2. Long-Term Incentive Awards
Equity Awards
The Committee believes that equity awards play an important role in creating incentives to maximize Company performance, motivating and rewarding long-term value-creation, and further aligning the interests of our NEOs with those of our shareholders.
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
On March 12, 2015, the Board approved the MPMH Equity Plan pursuant to which Momentive can award stock options, restricted stock units, restricted stock and other stock-based awards. The purpose of the MPMH Equity Plan is to assist us in attracting, retaining, incentivizing and motivating employees and to promote the success of our business by aligning participant interests with those of our shareholders. In 2015, the Committee approved grants under the MPMH Equity Plan of restricted stock units and stock options to our NEOs. Other than the stock option repricing described above, no awards were granted to our NEOs under the Plan during 2016.

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
Each of our NEOs participates in the Company’s qualified defined contribution retirement plan the “MPM 401(k) Plan”) on substantially the same terms as other participating employees. In addition, because individuals are subject to U.S. tax limitations on contributions to qualified retirement plans, MPM previously adopted a defined contribution Supplemental Executive Retirement Plan (the “MPM SERP”), a non-qualified plan, to provide these employees, including our NEOs, with an incremental benefit on eligible earnings above the U.S. tax limits for qualified plans. Our NEOs are eligible to participate in the MPM SERP on the same terms and conditions as our other highly compensated salaried employees.

Most of our U.S. employees are eligible to participate in (the "MPM 401(k) Plan"). This plan allows eligible exempt employees to make pre-tax contributions from 1% to 15% of eligible earnings for employees who meet the definition of highly compensated employees and 30% for all other employees up to the U.S. tax limits for qualified plans. Our NEOs are eligible to receive matching contributions from us equal to 100% of contributions of up to 5% of eligible earnings. In addition, we make an annual retirement contribution ranging from 2% to 6% of eligible compensation, depending on years of benefit service, to eligible employees actively employed on the last day of the year. As noted above, in 2016 we reduced by one percentage point the amount of annual retirement contribution to the MPM 401(k) Plan. An additional company matching contribution of up to 1.25% of the employee’s contribution may be made if we achieve specified annual financial goals established at the beginning of each plan year. In 2016, these financial goals were achieved.
These plans are described under the headings “Narrative to the Pension Benefits Table” and “Narrative to the Nonqualified Deferred Compensation Table” below.
4. Other
Change-in-Control and Severance Benefits
Our NEOs are generally entitled to certain limited change-in-control and severance protections. We believe that appropriate change-in-control and severance protections accomplish two objectives. First, they create an environment where key executives are able to take actions in the best interest of the Company without incurring undue personal risk. Second, they foster management stability during periods of potential uncertainty. We are also cognizant that excessive pay in the way of change-in-control and severance protection would not be in the best interest of the Company because such pay may encourage undue risk-taking. In an attempt to balance the delicate equation, the Committee has determined to provide these benefits very selectively. The change-in-control and severance benefits payable to our NEOs are discussed under the headings “Narrative to the Summary Compensation Table” and in the discussion on “Potential Payments Upon Termination of Employment,” below.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)
The Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Committee recommended to the Board that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K, as amended.

Compensation Committee of the Board of Directors
Bradley J. Bell (Chairman)
Mahesh Balakrishnan
Robert Kalsow-Ramos
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

Summary Compensation Table - Fiscal 2016
The following table provides information about the compensation for the years ended December 31, 2016, 2015, and 2014 for our Chief Executive Officer, our Chief Financial Officer and our General Counsel and Secretary. We collectively refer to these three individuals as our NEOs. The compensation for those NEOs who provide services to us are shown regardless of the source of compensation.
SUMMARY COMPENSATION TABLE - FISCAL 2016

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	All Other Compen-sation	Total
		($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f) (1)	(g) (2)	(h) (3)	(i)
John G. Boss President and Chief Executive Officer	2016	624,227	—	—	—	816,454	43,342	1,484,023
	2015	618,144	800,000	2,066,341	1,843,919	60,550	49,986	5,438,940
	2014	427,500	590,582	—	—	222,979	491,481	1,732,542

Erick R. Asmussen Senior Vice President and Chief Financial Officer	2016	429,005	—	—	—	345,837	31,444	806,286
	2015	258,269	—	1,024,632	914,340	27,625	49,353	2,274,219

John D. Moran Senior Vice President, General Counsel and Secretary	2016	393,150	—	—	—	267,233	29,346	689,729
	2015	112,500	—	597,702	533,365	5,363	46,315	1,295,245

________________________

(1)
Stock option awards fair values were determined to be $7.93 for Tranche A option awards and $7.62 for Tranche B option awards using the Monte Carlo option-pricing model. The repricing of the stock options in May of 2016 did not result in additional compensation expense or otherwise trigger a charge to the Company’s earnings in 2016.

(2)
The amounts shown in column (g) for 2016 reflect the amounts earned under the 2016 ICP, our annual incentive compensation plan, based on performance achieved for 2016. The material terms of the 2016 ICP are described in the Compensation Discussion and Analysis above. The amounts earned under the 2016 ICP were paid in April 2017.

(3)	The amounts shown in column (h) for 2016 are detailed in the following table:

	Retirement Savings Plan Contributions	SERP Annual Credit	Relocation	Total All Other Compensation
John G. Boss	21,629	20,988	—	42,617
Erick R. Asmussen	21,863	9,581	—	31,444
John D. Moran	17,020	6,676	5,650	29,346

Grants of Plan-Based Awards – Fiscal 2016
The following table presents information about grants of awards during the year ended December 31, 2016 under the 2016 ICP. As noted above, the repricing of the stock options did not result in additional compensation expense or otherwise trigger a charge to the Company’s earnings in 2016, and the previously awarded stock options, as repriced, are therefore not reported in the table below.
:

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
	($)	($)	($)
(a)	(b) (1)	(c)	(d)
John G. Boss
2016 ICP	3,375	675,000	1,350,000
Erick R. Asmussen
2016 ICP	1,430	285,919	571,838
John D. Moran
2016 ICP	1,105	220,935	441,870

(1)	Threshold is calculated as the minimum level of achievement above zero, attainable within the Plan design.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
We have employment agreement letters with our NEOs, which provide for their terms of compensation and benefits, severance, and certain restrictive covenants. Mr. Boss’s employment letter provided him a guaranteed sign-on bonus of $1.3 million to be paid over a two-year period beginning July 2014 and ending April 2015. This sign-on bonus compensated Mr. Boss for the estimated value of the long-term incentive awards he forfeited with his prior employer. All amounts under the sign-on bonus have been paid. Further details regarding the severance and restrictive covenant provisions are described below under “Potential Payments upon a Termination or Change in Control.”

2016 Annual Incentive Compensation Plan (2016 ICP)

Information on the 2016 ICP targets, performance components, weightings, and payouts for each of our NEOs can be found in the Compensation Discussion and Analysis section of this report.

Narrative to Outstanding Equity Awards Table
MPMH Equity Plan
On April 10, 2015, Mr. Boss received awards of service-based restricted stock units (“RSUs”) of Momentive and performance-based stock options of Momentive under the MPMH Equity Plan. On July 20, 2015 and September 24, 2015, Messrs. Asmussen and Moran, respectively, received awards of service-based restricted stock units of Momentive and performance-based options to purchase shares of Momentive under the MPMH Equity Plan.

The RSUs generally become 100% vested upon the fourth anniversary of the grant date. The RSUs may vest earlier upon a Sale and provide for ratable vesting in the event of an IPO (as such terms are defined in the MPMH Equity Plan).

The stock options generally vest based upon the achievement of certain price-per-share targets achieved in a Sale or an IPO.

The vesting terms of the RSUs and stock options described above are each conditioned on the NEOs’ continued employment with us through an applicable vesting date. With respect to any RSUs that become vested, such RSUs will be settled in shares of Momentive within sixty (60) days following the applicable vesting date, subject to certain conditions and limitations. In addition to containing certain restrictions on transferability and other customary terms and conditions, the RSU and stock option award agreements include the following restrictive covenants: (i) a 2-year post-termination of employment or services non-compete; (ii) a 2 year post-termination of employment or services non-solicitation of customers, suppliers and employees; (iii) indefinite nondisclosure and non-disparagement covenants; and (iv) an assignment of intellectual property rights.

Outstanding Equity Awards - 2016 Fiscal Year-End
The following table presents information about outstanding and unexercised stock options and outstanding and unvested stock awards held by our NEOs as of December 31, 2016. The securities underlying the awards are shares of common stock of Momentive and were granted under the MPMH Equity Plan. See the Narrative to the Outstanding Equity Awards Table below for a discussion of this plan and the vesting conditions applicable to the awards.

	Option Awards			Stock Awards
Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexcercised Unearned Options	Options Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested

	(#)	($)		(#)	($)
(a)	(b)	(c)	(d)	(e)	(f) (1)
John G. Boss
MPMH Equity Plan
Tranche A Options (2)	118,580	10.25	4/10/2025	—	—
Tranche B Options (2)	118,580	10.25	4/10/2025	—	—
RSUs (3)				101,640	813,120
Erick R. Asmussen
MPMH Equity Plan
Tranche A Options (2)	58,800	10.25	7/20/2025	—	—
Tranche B Options (2)	58,800	10.25	7/20/2025	—	—
RSUs (3)				50,400	403,200
John D. Moran
MPMH Equity Plan
Tranche A Options (2)	34,300	10.25	9/24/2025	—	—
Tranche B Options (2)	34,300	10.25	9/24/2025	—	—
RSUs (3)				29,400	235,200

(1)	The market values shown in columns (f) are based on an $8.00 per share value which is the value of one share of common stock of Momentive as of December 31, 2016, as quoted on the OTCQX.

(2)
In May 2016, the Commitee approved a repricing of the exercise price of the stock options from $20.33 per share to $10.25 per share. The Tranche A Option and Tranche B vest upon achievement of the Tranche A Performance Threshold ($20.00 per share) or the Tranche B Performance Threshold ($25.00 per share), as applicable.

(3)	These awards vest upon the fourth anniversary of the applicable grant date.

Option Exercises and Stock Vested - Fiscal 2016
There were no option exercises or RSUs that vested for our NEOs in fiscal 2016. Thus, the “Option Exercises and Stock Vested - Fiscal 2016” table has been omitted from this report.
Pension Benefits – Fiscal 2016
All of our NEOs were hired after MPM’s relevant qualified and non-qualified defined benefit pension plans were frozen and are therefore not eligible to participate in such plans.
Nonqualified Deferred Compensation – Fiscal 2016
The following table presents information with respect to each defined contribution plan that provides for the deferral of compensation on a basis that is not tax-qualified.

NONQUALIFIED DEFERRED COMPENSATION TABLE - FISCAL 2016

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings (Loss) in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
	($)	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d)	(e)	(f)
John G. Boss
MPM SERP	—	20,988	725	—	58,149
Erick R. Asmussen
MPM SERP	—	9,581	—	—	9,581
John D. Moran
MPM SERP	—	6,676	—	—	6,676
_________________

(1)
The amount shown in column (c) for the MPM SERP is included in the All Other Compensation column of the Summary Compensation Table for 2016. These amounts were earned in 2016 and credited to the accounts by the Company in 2017.

Narrative to the Nonqualified Deferred Compensation Table
MPM SERP
The MPM SERP was adopted by MPM in 2012 to provide certain of its executives and other highly compensated employees, including our NEOs, whose benefits under the MPM 401(k) Plan are limited by the benefit restrictions under the Internal Revenue Code. For such individuals, an annual contribution of 5% of eligible earnings above the maximum compensation that may be recognized under the MPM 401(k) Plan (in 2016, such amount was $265,000) is credited to the individuals MPM SERP account. The MPM SERP is an unfunded non-qualified plan. Account credits are made to the plan during the second quarter of each year. Interest credits are provided in the participant’s SERP accounts at an interest rate equal to the average annual return of the one year US Treasury Notes, with a minimum credit at an annual rate of 2.5%. Any amount held in the MPM SERP is paid to an employee on the six month anniversary of such employee’s termination of employment.
Potential Payments Upon Termination or Change in Control
Termination Payments
As described above, we have employment agreements or employment letters with Messrs. Boss, Asmussen, and Moran that provide for severance under certain circumstances as well as restrictive covenants.
Mr. Boss has an employment letter, which provides him a guaranteed severance benefit equal to 18 months of base salary in the event of a termination without “cause” (as such term is defined in his employment letter). Mr. Boss is also eligible to receive executive outplacement and COBRA benefits continuation in accordance with the Company’s severance policy. None of the payments or benefits are subject to a tax gross-up.
Messrs. Asmussen and Moran are guaranteed severance equal to 12 months of base salary in the event that they are terminated without “cause” (as such term is defined in their respective employment letters). Each of Messrs. Asmussen and Moran is also eligible to receive executive outplacement and COBRA benefits continuation in accordance with the Company’s severance policy. None of the payments or benefits are subject to a tax gross-up.
In accordance with their receipt of equity awards, each of Messrs. Boss, Asmussen and Moran are subject to an obligation not to compete with us and not to solicit our associates (i.e. customers, suppliers, employees) for two years following termination of their employment for any reason, as well as a covenant not to disclose confidential information or disparage us or our affiliates.

Our equity awards provide for accelerated vesting upon the occurrence of certain change in control events if certain conditions are met, including those related to our stock price.

•	Treatment of RSUs upon an IPO or a Sale (as such terms are defined in the MPMH Equity Plan):

•
Upon an IPO occurring prior to the applicable vesting date, RSUs shall vest pro-rata in increments of 25% for each anniversary of the date of grant that has elapsed prior to the consummation of such IPO (e.g. if the IPO occurs on or after the second anniversary of the grant date but before the third anniversary, 50% of the RSUs would vest). Any remaining unvested RSUs following an IPO would remain outstanding, and eligible to vest in annual increments of 25% of the total RSUs originally granted, subject to a recipients continued employment through the applicable vesting date.

•	Upon a Sale occurring prior to the applicable vesting date, the RSUs, to the extent unvested, shall become fully vested, subject to the Grantee’s continued employment through the date of such Sale.

•
Stock option awards vest upon a Sale or IPO, but only if the price of Momentive’s share price exceeds the applicable performance thresholds, none of which would have been achieved as of December 31, 2016.

The following table describes payments our NEOs would have received had the individual’s employment been involuntarily terminated (other than for cause), including in connection with a change in control related to a Sale of the Company, as of December 31, 2016. The calculations are intended to provide reasonable estimates of the potential benefits, are based on numerous assumptions, and may not represent the actual amount an executive would receive if an eligible termination event were to occur.

Name	Cash Severance	Estimated Value of Non-Cash Benefits	2016 ICP	Restricted Stock Vesting
	($) (1)	($) (2)	($) (3)	($) (4)
John G. Boss	1,012,500	12,467	816,454	813,120
Erick R. Asmussen	439,875	10,224	345,837	403,200
John D. Moran	401,700	10,224	267,233	235,200
_____________

(1)	This column reflects cash severance payments due under the NEOs employment arrangement or under applicable severance guidelines, as described above, based on salary as of December 31, 2016.

(2)	This column reflects the estimated value of health care benefits and outplacement services for the NEOs. The values are based upon the cost of such benefits at December 31, 2016.

(3)
This column reflects the amount actually earned based on 2016 performance by each executive under the 2016 ICP, which would be paid if he was employed through December 31, 2016, but his employment was terminated by the Company without Cause or as a result of his death or disability prior to the scheduled payment date.

(4)
This column reflects the value of RSUs that would have vested assuming that a Sale had occurred as of December 31, 2016 and based on an $8.00 per share value which was the value of one share of common stock of Momentive as of December 31, 2016, as quoted on the OTCQX. This accelerated vesting of RSUs would occur at the time of a Sale and is not conditioned upon a termination of the NEOs employment.

Director Compensation – Fiscal 2016
The following table presents information regarding the compensation earned with respect to 2016 to our directors who are not also NEOs and who served on the Board during the year.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
	($)	($)	($)
(a)	(b)	(c)	(d)
Mahesh Balakrishnan	82,500	75,000	157,500
Bradley J. Bell	122,500	75,000	197,500
Theodore (Ted) Butz (1)	32,391	43,758	76,149
John D. Dionne	85,115	75,000	160,115
Samuel Feinstein (2)	11,821	—	11,821
Robert Kaslow-Ramos	86,182	75,000	161,182
Scott M. Kleinman	80,000	75,000	155,000
Julian Markby	90,000	75,000	165,000
Jason G. New (3)	50,584	—	50,584
Jeffrey M. Nodland (4)	80,000	93,750	173,750
David B. Sambur (5)	69,273	75,000	144,273
Marvin O. Schlanger	85,000	75,000	160,000

(1)	Mr. Butz became a director on August 4, 2016 and he was awarded a prorated stock award in 2016.

(2)
Mr. Feinstein became a director on November 3, 2016. In lieu of a prorated stock award in 2016, Mr. Feinstein was granted an award equal to 125% of the 2017 annual grant amount to take into account his service in the fourth quarter of 2016.

(3)	Mr. New resigned his directorship on August 4, 2016. He had previously disclaimed receipt of his 2016 RSUs grants.

(4)
Mr. Nodland became a director in the fourth quarter of 2015. In lieu of a prorated stock award in 2015, Mr. Nodland was granted an award equal to 125% of the 2016 annual grant amount to take into account his service in the fourth quarter of 2015.

(5)	Mr. Sambur resigned his directorship on November 3, 2016 and his 2016 RSU grant was forfeited.
Narrative to the Director Compensation Table
In March 2015, a director compensation policy was adopted for Momentive directors. Under this policy, directors receive an annual retainer of $75,000 payable quarterly in arrears, and the Chairman of the Board receives an additional $25,000 annual retainer, also paid quarterly in arrears. Directors who serve on committees of the Board receive the following annual retainers for their services:

Committee	Member Retainer	Chairperson Retainer
Audit	$10,000	$15,000
Compensation	7,500	12,500
Environment, Health & Safety	5,000	10,000
Nominating & Governance	5,000	10,000
Retainer amounts payable with respect to any partial quarter of service are prorated to reflect the number of days served by the director during such quarter. Directors are also entitled to receive an annual equity grant under the MPMH Equity Plan with a grant date Fair Market Value (as defined in the MPMH Equity Plan) equal to $75,000 annually, in the form and subject to the terms and conditions established by the Committee from time to time in accordance with the MPMH Equity Plan. As an administrative convenience, the Board typically does not make an award to directors joining in the fourth quarter of a year and provides an award of greater value in the following year to take into account the director’s service in the preceding fourth quarter.
EQUITY COMPENSATION PLAN INFORMATION
The following table show the securities authorized for issuance under Momentive's equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities to Be Issued Upon the Exercise of Outstanding Option and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(#)	($)	(#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	3,818,182	10.33	933,487
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Kalsow-Ramos and Balakrishnan, whose names appear on the Compensation Committee Report above, are employed by Apollo Management, L.P. and Oaktree Capital Management, respectively, two of Momentive’s shareholders. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Committee during the fiscal year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Momentive is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Momentive’s common stock, as of February 15, 2017, and shows the number of shares of common stock and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of Momentive;

•	each of our 2016 Named Executive Officers;

•	each current member of MPM’s and the Momentive’s Board of Directors; and

•	all of the executive officers and members of the Board of Directors of MPM and Momentive as a group.

As of February 15, 2017, Momentive had 48,058,114 common shares issued and outstanding. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common stock and has not pledged any such stock as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Euro VI (BC) S.à r.l. (2)	19,084,996	39.71%
OCM Opps MTIV Holdings, LLC (3)	9,817,936	20.43%
D. E. Shaw Galvanic Portfolios, L.L.C. (4)	3,574,759	7.44%
Pentwater Capital Management (5)	3,280,011	6.83%
Ares Management (6)	2,906,041	6.05%
Carlson Capital (7)	2,452,716	5.10%
Mahesh Balakrishnan (8) (9)	10,936	*
Bradley J. Bell (8)	23,436	*
John G. Boss	—	—
Erick R. Asmussen	—	—
John D. Dionne (8)	35,530	*
Robert Kalsow-Ramos (8) (10)	10,936	*
Scott M. Kleinman (8) (10)	10,936	*
Julian Markby	13,436	*
John D. Moran	—	—
Theodore H. Butz (8)	3,740	*
Jeffrey M. Nodland (8)	9,058	*
Samuel Feinstein (10)	—	—
Marvin O. Schlanger (8)	10,936	*
Executive Officers and Directors as a group (8)	128,944	*
*    Less than 1%

(1)	Unless otherwise noted, the address for each person listed in this table is c/o Momentive Performance Materials Inc., 260 Hudson River Road, Waterford, NY 12188.

(2)
AIF VI Euro Holdings, L.P. (“AIF VI Euro”) is the sole shareholder of Euro VI (BC) S.à r.l. (“Euro VI BC”). Apollo Advisors VI (EH), L.P. (“Advisors VI (EH)”) is the general partner of AIF VI Euro, and Apollo Advisors VI (EH-GP), Ltd. (“Advisors VI (EH-GP)”) is the general partner of Advisors VI (EH). Apollo Principal Holdings III, L.P. (“Principal III”) is the sole shareholder of Advisors VI (EH-GP). Apollo Principal Holdings III GP, Ltd. (“Principal III GP”) is the general partner of Principal III. Apollo Management VI, L.P. (“Management VI”) is the manager of AIF VI Euro, and AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VI LLC, and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P.

(“Management Holdings”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP, and the directors of Principal III GP, and as such may be deemed to have voting and dispositive control of the shares of common stock held of record by Euro VI (BC). The address of Euro VI (BC) is 7, Val Ste Croix, L-1371 Luxembourg. The address of AIF VI Euro, Advisors VI (EH), Advisors VI (EH-GP), Principal III and Principal III GP is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Street, George Town, KY1-9005 Grand Cayman, Cayman Islands. The address of each of Management VI, AIF VI LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(3)
The manager of OCM Opps MTIV Holdings, LLC (“Opps MTIV”) is Oaktree Fund GP, LLC (“GP LLC”). The managing member of GP LLC is Oaktree Fund GP I, L.P. (“GP I”). The general partner of GP I is Oaktree Capital I, L.P. (“Capital I”). The general partner of Capital I is OCM Holdings I , LLC (“Holdings I”). The managing member of Holdings I is Oaktree Holdings, LLC (“Holdings”). The managing member of Holdings is Oaktree Capital Group, LLC (“OCG”). The duly elected manager of OCG is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone, Stephen Kaplan and David Kirchheimer. Each of the managing members, managers, general partners, and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by Opps MTIV, except to the extent of any pecuniary interest therein. Mr. Balakrishnan, an employee of Oaktree Capital Management, L.P., an affiliate of Opps MTIV, has been a Director of the Company since October 24, 2014. The business address for each of the persons and entities named in this footnote is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(4)
The investment adviser of D. E. Shaw Galvanic Portfolios, L.L.C. (“Portfolios”) is D. E. Shaw Adviser II, L.L.C. (“Adviser”) and the manager is D. E. Shaw Manager II, L.L.C. (“Manager”). The managing member of Adviser is D. E. Shaw & Co., L.P. (“DESCO LP”) and the managing member of Manager is D. E. Shaw & Co., L.L.C. (“DESCO LLC”). DESCO LP and DESCO LLC may be deemed to have the shared power to exercise voting and investment control with respect to the shares held by Portfolios. Julius Gaudio, Maximilian Stone, and Eric Wepsic, or their designees, exercise voting and investment control over such shares on DESCO LP and DESCO LLC’s behalf. D. E. Shaw & Co., Inc. (“DESCO Inc.”), as general partner of DESCO LP, and D. E. Shaw & Co. II, Inc. (“DESCO II Inc.”), as managing member of DESCO LLC, may be deemed to have the shared power to exercise voting and investment control with respect to the shares. Each of DESCO LP, DESCO LLC, DESCO Inc., or DESCO II Inc. disclaims beneficial ownership of the shares. By virtue of David E. Shaw’s position as President and sole shareholder of DESCO Inc. and as President and sole shareholder of DESCO II Inc., he may be deemed to have the shared power to exercise voting and investment control with respect to the shares. David E. Shaw disclaims beneficial ownership of the shares held by Portfolios. The business address of each person and entity named in this footnote is 1166 Avenue of the Americas, Ninth Floor, New York, NY 10036.

(5)
Includes (i) 15,210 shares held of record by Pentwater Capital Management LP as investment advisor to Pentwater Event Driven Cayman Fund Limited, (ii) 495,719 shares held of record by Oceana Master Fund Ltd., (iii) 608,466 shares held of record by Amundi Absolute Return Pentwater Fund PLC, (iv) 501,359 shares held of record by Pentwater Capital Management LP as investment advisor to LMA SPC for and on behalf of MAP98 Segregated Portfolio, (v) 23,539 shares held of record by Pentwater Equity Opportunities Master Fund Ltd, (vi) 1,625,707 shares held of record by PWCM Master Fund Ltd and (vii) 10,011 shares held of record by Pentwater Merger Arbitrage Master Fund Ltd. Matthew C. Halbower, CIO and CEO of Pentwater Capital Management LP, exercises voting and investment control with respect to the shares held by the entities named in this footnote. The business address for each person and entity named in this footnote is 614 Davis St., Evanston, IL 60201.

(6)
Includes (i) 108,914 shares held of record by ASIP (Holdco) IV S.à.r.l. (“ASIP IV”), of which 65,542 shares may be offered for sale, (ii) 54,455 shares held of record by Ares Multi-Strategy Credit Fund V (H), L.P. (“Multi-Strategy Fund”), of which 32,770 shares may be offered for sale, (iii) 245,057 shares held of record by Transatlantic Reinsurance Company (“Transatlantic”), of which 147,470 shares may be offered for sale, (iv) 117,990 shares held of record by RSUI Indemnity Company (“RSUI”), of which 71,004 shares may be offered for sale, (v) 811,002 shares held of record by Ares Special Situations Fund III, L.P. (“Special Situations Fund III”), of which 334,265 shares may be offered for sale, (vi) 868,825 shares held of record by Ares Special Situations Fund IV, L.P. (“Special Situations Fund IV”), of which no shares may be offered for sale, and (vii) 699,798 shares held of record by Ares SSF Riopelle, L.P. (“SSF Riopelle”), of which 436,948 shares may be offered for sale.

The investment manager of ASIP IV is ASIP Operating Manager IV LLC. The manager of Multi-Strategy Fund is Ares MSCF V (H) Management LLC, the manager of which is Ares Capital Management III LLC. The portfolio manager of Transatlantic and RSUI is Ares ASIP VII Management, L.P., the general partner of which is Ares ASIP VII GP, LLC. The manager of Special Situations Fund III is ASSF Operating Manager III, LLC. The manager of Special Situations Fund IV is ASSF Operating Manager IV, L.P., the general partner of which is Ares Management LLC. The manager of SSF Riopelle is ASSF Riopelle Management, LLC. Seth J. Brufsky, Portfolio Manager, exercises voting and investment control with respect to the shares held by ASIP IV, Multi-Strategy Fund, Transatlantic and RSUI. Jeff Moore, Portfolio Manager, and Scott Graves, Portfolio Manager, exercise voting and investment control with respect to the shares held by Special Situations Fund III, Special Situations Fund IV, and SSF Riopelle. The business address of each person and entity named in this footnote is 2000 Avenue of the Stars, 12th floor, Los Angeles, CA 90067.

(7)
Includes (i) 2,342,374 shares held of record by Double Black Diamond Offshore Ltd. (“Double Black Diamond”), of which 1,333,695 shares may be offered for sale, and (ii) 110,342 shares held of record by Black Diamond Offshore Ltd. (“Black Diamond”), of which 63,530 shares may be offered for sale. The investment advisor of each of Black Diamond and Double Black Diamond is Carlson Capital, L.P., and the general partner of Carlson Capital, L.P. is Asgard Investment Corp. II. The sole stockholder of Asgard Investment

Corp. II. is Asgard Investment Corp., and Clint D. Carlson is its controlling person. The business address of each person and entity named in this footnote is 2100 McKinney Ave, Suite 1800, Dallas, TX 75201.

(8)
Includes 63,520 shares of unvested restricted common stock scheduled to vest on February 22, 2017 for the following directors: Messrs. Balakrishnan (7,246), Bell (7,246), Butz (3,740), Dionne (7,246), Kalsow-Ramos (7,276), Kleinman (7,246), Markby (7,246), Nodland (9,058) and Schlanger (7,246).

(9)	The address for Mr. Balakrishnan is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(10)	The address of each of Messrs. Feinstein, Kalsow-Ramos and Kleinman is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

Equity Compensation Plans
In March 2015, the Momentive Board of Directors adopted MPMH Equity Plan, which provides for the grant of various equity awards to persons or entities who provide services to Momentive or its affiliates. See Note 12 to the accompanying audited consolidated financial statements in Item 8 and Item 11 of this Annual Report on Form 10-K for more details.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3) Exhibits
The Exhibits filed with this Amendment No. 1 are as follows:

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
31.1	Rule 13a-14 Certifications for MPM Holdings Inc.:					X
	(A) Certificate of the Chief Executive Officer					X
	(B) Certificate of the Chief Financial Officer					X
31.2	Rule 13a-14 Certifications for Momentive Performance Materials Inc.:					X
	(A) Certificate of the Chief Executive Officer					X
	(B) Certificate of the Chief Financial Officer					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date:	April 28, 2017	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	April 28, 2017	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer