Form 10-Q
period 2017-03-31
MPM Holdings Inc.; Momentive Performance Materials Inc.
filed 2017-05-10
CIK 1624826, 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
MPM Holdings Inc.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Momentive Performance Materials Inc.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐
The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on May 4, 2017, was 48,121,634 shares.
The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on May 4, 2017, was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-Q is a combined quarterly report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $4)	$167	$228	$167	$228
Accounts receivable (net of allowance for doubtful accounts of $4)	316	280	316	280
Inventories:
Raw materials	127	119	127	119
Finished and in-process goods	268	271	268	271
Other current assets	46	50	46	50
Total current assets	924	948	924	948
Investment in unconsolidated entities	20	20	20	20
Deferred income taxes	9	9	9	9
Other long-term assets	22	20	22	20
Property, plant and equipment:
Land	77	74	77	74
Buildings	313	307	313	307
Machinery and equipment	1,003	959	1,003	959
	1,393	1,340	1,393	1,340
Less accumulated depreciation	(295)	(265)	(295)	(265)
	1,098	1,075	1,098	1,075
Goodwill	214	211	214	211
Other intangible assets, net	320	323	320	323
Total assets	$2,607	$2,606	$2,607	$2,606
Liabilities and Equity
Current liabilities:
Accounts payable	$233	$238	$233	$238
Debt payable within one year	36	36	36	36
Interest payable	25	11	25	11
Income taxes payable	4	8	4	8
Accrued payroll and incentive compensation	74	61	73	61
Other current liabilities	109	123	107	122
Total current liabilities	481	477	478	476
Long-term liabilities:
Long-term debt	1,173	1,167	1,173	1,167
Pension and postretirement benefit liabilities	332	341	332	341
Deferred income taxes	70	66	70	66
Other long-term liabilities	65	73	65	72
Total liabilities	2,121	2,124	2,118	2,122
Commitments and contingencies (See Note 7)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,121,634 and 48,058,114 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively			—	—
Additional paid-in capital	865	864	864	863
Accumulated other comprehensive loss	(43)	(76)	(43)	(76)
Accumulated deficit	(336)	(306)	(332)	(303)
Total equity	486	482	489	484
Total liabilities and equity	$2,607	$2,606	$2,607	$2,606

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions, except share and per share data)	2017	2016
Net sales	$544	$536
Cost of sales	446	446
Gross profit	98	90
Costs and expenses:
Selling, general and administrative expense	84	81
Research and development expense	15	16
Restructuring and other costs (See Note 3)	5	5
Other operating expense, net	3	6
Operating loss	(9)	(18)
Interest expense, net (See Note 6)	19	19
Gain on extinguishment of debt (See Note 6)	—	(9)
Other non-operating expense (income), net	1	(3)
Reorganization items, net	—	1
Loss before income taxes and earnings from unconsolidated entities	(29)	(26)
Income tax expense (benefit) (See Note 12)	1	(8)
Loss before earnings from unconsolidated entities	(30)	(18)
Earnings from unconsolidated entities, net of taxes	—	—
Net loss	$(30)	$(18)

Net loss per share:
Net loss per common share—basic	$(0.62)	$(0.37)
Net loss per common share—diluted	$(0.62)	$(0.37)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,084,933	48,028,594
Weighted average common shares outstanding—diluted	48,084,933	48,028,594

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Net sales	$544	$536
Cost of sales	446	446
Gross profit	98	90
Selling, general and administrative expense	83	80
Research and development expense	15	16
Restructuring and other costs (See Note 3)	5	5
Other operating expense, net	3	6
Operating loss	(8)	(17)
Interest expense, net (See Note 6)	19	19
Gain on extinguishment of debt (See Note 6)	—	(9)
Other non-operating expense (income), net	1	(3)
Reorganization items, net	—	1
Loss before income taxes and earnings from unconsolidated entities	(28)	(25)
Income tax expense (benefit) (See Note 12)	1	(8)
Loss before earnings from unconsolidated entities	(29)	(17)
Earnings from unconsolidated entities, net of taxes	—	—
Net loss	$(29)	$(17)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	MPM HOLDINGS INC.
	Three Months Ended March 31,
(In millions)	2017	2016
Net loss	$(30)	$(18)
Other comprehensive income, net of tax:
Foreign currency translation	22	38
Net prior service credit	11	20
Other comprehensive income (loss)	33	58
Comprehensive income	$3	$40

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
(In millions)	2017	2016
Net loss	$(29)	$(17)
Other comprehensive income, net of tax:
Foreign currency translation	22	38
Net prior service credit	11	20
Other comprehensive income (loss)	33	58
Comprehensive income	$4	$41

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2017	2016	2017	2016
Cash flows (used in) provided by operating activities
Net loss	$(30)	$(18)	$(29)	$(17)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38	42	38	42
Unrealized actuarial losses from pensions and other post retirement liabilities	1	5	1	5
Deferred income tax benefit	(5)	(12)	(5)	(12)
Unrealized foreign currency gains	—	(2)	—	(2)
Amortization of debt discount	6	6	6	6
Gain on the extinguishment of debt	—	(9)	—	(9)
Other non-cash adjustments	4	5	4	5
Net change in assets and liabilities:
Accounts receivable	(32)	(11)	(32)	(11)
Inventories	—	(14)	—	(14)
Accounts payable	(1)	(8)	(1)	(8)
Income taxes payable	(3)	—	(3)	—
Other assets, current and non-current	2	3	2	2
Other liabilities, current and non-current	3	23	2	23
Net cash (used in) provided by operating activities	(17)	10	(17)	10
Cash flows used in investing activities
Capital expenditures	(36)	(25)	(36)	(25)
Capitalized interest	(1)	—	(1)	—
Purchase of a business	(9)	—	(9)	—
Net cash used in investing activities	(46)	(25)	(46)	(25)
Cash flows used in financing activities
Net short-term debt borrowings	—	(2)	—	(2)
Repayments of long-term debt	—	(16)	—	(16)
Net cash used in financing activities	—	(18)	—	(18)
Decrease in cash and cash equivalents	(63)	(33)	(63)	(33)
Effect of exchange rate changes on cash and cash equivalents	2	3	2	3
Cash and cash equivalents (unrestricted), beginning of period	224	217	224	217
Cash and cash equivalents (unrestricted), end of period	$163	$187	$163	$187
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$1	$1	$1	$1
Income taxes, net of refunds	9	3	9	3
Non-cash investing activity:
Capital expenditures included in accounts payable	$18	$16	$18	$16

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

MPM HOLDINGS INC.
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
(In millions, except share data)	Shares	Amount
Balance as of December 31, 2016	48,058,114	$—	$864	$(76)	$(306)	$482
Net loss	—	—	—	—	(30)	(30)
Other comprehensive income	—	—	—	33	—	33
Stock-based compensation expense	—	—	1	—	—	1
Issuance of common stock	63,520	—	—	—	—	—
Balance as of March 31, 2017	48,121,634	$—	$865	$(43)	$(336)	$486

MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance as of December 31, 2016	$—	$863	$(76)	$(303)	$484
Net loss	—	—	—	(29)	(29)
Other comprehensive income	—	—	33	—	33
Stock-based compensation expense	—	1	—	—	1
Capital contribution from parent	—	—		—	—
Balance as of March 31, 2017	$—	$864	$(43)	$(332)	$489

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share and per share data)

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
Year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in Momentive, MPM and their subsidiaries’ most recent Annual Report on Form 10-K for the year ended December 31, 2016.

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

Business Acquisitions—In January 2017 the Company acquired the operating assets of Sea Lion Technology, Inc. to further support the Silanes business of its Silicones segment. The Company previously had a tolling relationship with Sea Lion Technology, Inc. on their site. The Company believes the acquisition will enable it to further strategically leverage these assets in support of the NXT* silane business. The

Company paid $9 in cash to acquire Sea Lion Technology, Inc., and acquired substantially all of its property, plant and equipment. This acquisition was not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

The acquisition was accounted for using the purchase method of accounting and the allocation of the purchase price inclusive of identification and measurement of the fair value of tangible and intangible assets that have been acquired is not yet complete. The Company has engaged specialists to assist in the valuation of tangible and intangible assets acquired for which certain inputs have not yet been finalized. The table below summarizes the initial purchase price allocation to the fair value of assets acquired at the acquisition date. Goodwill is calculated as the excess of the purchase price over the total assets recognized and represents the estimated future economic benefits arising from expected synergies and growth opportunities for the Company. All of the goodwill and intangible assets are deductible for tax purposes.

Property, plant & equipment	$7
Goodwill	1
Intangible assets	1
Purchase price of the business acquisition	$9
*NXT is a trademark of Momentive Performance Materials Inc.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Additionally, in March 2016, the FASB issued Accounting Standards Board Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Board Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued Accounting Standards Board Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients. In December 2016, the FASB issued Accounting Standards Board Update No. 2016-20, Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers, which facilitates 13 technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The effective dates for the ASUs issued in 2016 are the same as the effective date for ASU 2014-09. The revised effective date for ASU 2014-09 is for annual and interim periods beginning on or after December 15, 2017, and early adoption from the calendar year 2017 will be permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU 2014-09. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued Accounting Standards Board Update No. 2015-11: Inventory (Topic 330) - Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 has changed the measurement requirement of inventory within the scope of this guidance from lower of cost or market to the lower of cost and net realizable value. The guidance is also defining net realizable value as: the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and amendments to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of the requirements of ASU 2015-11 during 2017 did not significantly impact the Company’s financial statements.
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
In August 2016, the FASB issued Accounting Standards Board Update No. 2016-15: Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides new guidance designed to reduce existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU addresses eight specific cash flow issues, of which the following are expected to be applicable to the Company: 1) debt prepayment and extinguishment costs, 2) proceeds from settlement of insurance claims, 3) distributions received from equity method investments, and 4) separately identifiable cash flows and application of the predominance principle. In addition, in November 2016, the FASB issued Accounting Standards Board Update

No. 2016-18: Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods with retrospective application to each period presented is required and early adoption is permitted, The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows but they are not expected to have a material effect on the Company’s consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Board Update No. 2017-01: Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The ASU clarifies the definition of business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods with prospective application with impacts on the Company’s consolidated financial statements that may vary depending on each specific acquisition. Early adoption is conditionally permitted.
  In January 2017, the FASB issued Accounting Standards Board Update No. 2017-04: Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, which eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount. The amendments in this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU should be applied on a prospective basis. The Company is currently evaluating whether to early adopt this ASU.
In February 2017 the FASB issued Accounting Standards Board Update No. 2017-05: Other Income - Gains and Loss from Derecognition of Nonfinancial Assets (subtopic 610-20). The amendments in this ASU provide clarification that nonfinancial assets within the scope of ASC 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty and that an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations. The amendments in this ASU also require entities to de-recognize a distinct non-financial asset or distinct in substance non-financial asset in a partial sale transaction when it (1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with ASC 810 and (2) transfers control of the asset in accordance with ASC 606. The amendments to this ASU are effective in fiscal years beginning after December 15, 2017., including interim periods within those annual periods.We do not expect the adoption of the amendments in this ASU to have a significant impact on our consolidated financial statements.
In February 2017, the FASB issued Accounting Standards Board Update No. 2017-06: Employee Benefit Plan Master Trust Reporting (“ASU 2017-06”). The ASU requires that: 1) presentation within the plan’s financial statements of its interest in a master trust as a single line item, 2) disclosure of the master trust’s other assets and liabilities and the balances related to the plan, 3) elimination of required disclosures for Section 401(h) accounts that are already provided by the associated defined benefit plan and 4) for a plan’s divided interest in a master trust, disclosure of the master trust’s investments by general type as well as by the dollar amount of the plan’s interest in each type. The amendments in the ASU are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. An entity should apply the amendments in ASU 2017-06 retrospectively to each period for which financial statements are presented. The Company is currently assessing this ASU’s impact on its financial statements.
In March 2017 the FASB issued Accounting Standards Update No. 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires entities to: 1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and 2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, the ASU requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The ASU’s amendments are effective for interim and annual periods beginning after December 15, 2017. The Company is currently assessing this ASU’s impact on its financial statements.
All other new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have an impact once adopted.

3. Restructuring Expenses and Other Costs

Included in restructuring and other costs are costs related to restructuring (primarily severance payments associated with work force reductions) and services and other expenses associated with cost optimization programs and transformation savings activities.

In November 2015 and as expanded in March and May 2016, the Company announced a global restructuring program to reduce costs through global selling, general and administrative expenses reductions and productivity actions at the Company’s operating facilities The Company expected the program cost, primarily severance related, to be approximately $15. Substantially all of these charges will result in cash expenditures. These costs primarily relate to the Silicones operating segment and are included in Other current liabilities on the Consolidated Balance Sheet and Restructuring and other costs on the Consolidated Statement of Operations.

In January 2016, the Company announced plans to exit siloxane production at its Leverkusen, Germany site to help optimize its manufacturing footprint in order to improve its long-term profitability once fully implemented. The planned reduction is expected to be fully implemented by mid-2017 and is incremental to our global restructuring program. This restructuring will result in an overall reduction of employment at the site. The Company recorded severance related costs of approximately $3, some of which was paid in late 2016 and the remaining to be paid in 2017.

The total charges incurred to date on the above restructuring programs were $13.

The following table sets forth the changes in the restructuring reserve related to severance. Included in this table are also other minor restructuring programs that were undertaken by the Company in different locations, none of which were individually material. These costs are primarily related to workforce reductions:

Total
Accrued liability at December 31, 2016	4
Restructuring charges	1
Adjustments	—
Payments	—
Accrued liability at March 31, 2017	$5

For the three months ended March 31, 2017 and March 31, 2016, the Company recognized other costs of $4 and $3, respectively. The costs in 2017 and 2016 are primarily comprised of one-time expenses for services and integration, and are included in “Restructuring and other costs” in the Condensed Consolidated Statements of Operations.

4. Related Party Transactions
Transactions with Hexion
Shared Services Agreement

In October 2010, the Company entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent and thereafter, an entity controlled by a significant shareholder of the Company) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, human resources, information technology, accounting, finance, legal, and procurement services. The Shared Services Agreement establishes certain criteria upon which the cost of such services are allocated between the Company and Hexion. The Shared Services Agreement was renewed for one year starting in October 2016, is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2017 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
Pursuant to the Shared Services Agreement, during the three months ended March 31, 2017 and 2016, the Company incurred approximately $14 and $16, respectively, of net costs for shared services and Hexion incurred approximately $22 and $27, respectively, of net costs for shared services. Included in the net costs incurred during the three months ended March 31, 2017 and 2016, were net billings from Hexion to the Company of $9, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts payable to Hexion of $3 and $5 at March 31, 2017 and December 31, 2016, respectively, and no accounts receivable from Hexion.
Other Transactions with Hexion
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three months ended March 31, 2017 and March 31, 2016 , the Company sold $5 and $7, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. As of both March 31, 2017 and December 31, 2016, the Company had $2 of accounts receivable from Hexion related to the distribution agreement.

The Company also sells other products to, and purchases products from Hexion. These transactions were not material as of March 31, 2017.

Purchases and Sales of Products and Services with Affiliates other than Hexion.

The Company also sells products to, and purchases products from its affiliates other than Hexion. These transactions were not material as of March 31, 2017.

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

Recurring Fair Value Measurements
At both March 31, 2017 and December 31, 2016, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counter-parties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2017.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2017
Debt	$1,209	$—	$1,302	$—	$1,302
December 31, 2016
Debt	$1,203	$—	$1,243	$—	$1,243
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

6. Debt Obligations
As of March 31, 2017 and December 31, 2016, the Company had no outstanding borrowings under its senior secured asset-based revolving loan facility (the “ABL Facility”). Outstanding letters of credit under the ABL Facility at March 31, 2017 were $55, leaving an unused borrowing capacity of $215.
As of March 31, 2017, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.
During the first quarter of 2016, the Company repurchased in the open market $29 aggregate principal amount of the Company’s 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”) for $16. The Company recorded a gain of $9 net of associated discount on these notes, as a result of paying down this debt at less than its aggregate principal amount. All repurchased notes were canceled reducing the aggregate principal amount of Second Lien Notes outstanding from $231 to $202.

At March 31, 2017, the weighted average interest rate of the Company’s long term debt was 4.45%.
Debt outstanding at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017		December 31, 2016
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First-Priority Senior Secured Notes due 2021 (includes $100 and $105 of unamortized debt discount, respectively)	1,000	—	995	—
4.69% Second-Priority Senior Secured Notes due 2022 (includes $29 and $30 of unamortized debt discount, respectively)	173	—	172	—
Other Borrowings:
China bank loans	—	36	—	36
Total debt	$1,173	$36	$1,167	$36
Momentive is not an obligor under the debt obligations above. MPM is a borrower under the ABL Facility and the issuer of the secured notes, which are fully and unconditionally guaranteed by certain subsidiaries of MPM (see Note 14).

7. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $4 and $3 at March 31, 2017 and December 31, 2016, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both March 31, 2017 and December 31, 2016, the Company had recognized obligations of approximately $13 for remediation costs at the Company’s manufacturing facilities and off-site landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
The Compensation Committee of the Board of Directors of Momentive has approved grants under the MPMH Equity Plan of restricted stock units and options to certain of the Company’s key managers, including the Company’s named executive officers (“NEOs”) and certain directors of the Company.
The following is a summary of key terms of the stock-based awards granted under the MPMH Equity Plan:

Award	Vesting Terms	Option/Unit Terms
Stock Options—Tranche A	Performance-based and market-based upon achievement of targeted common stock prices either through a Sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Stock Options—Tranche B	Performance-based and market-based upon achievement of targeted common stock prices either through a Sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Employees and NEOs Restricted Stock Units grant	Cliff vest four years after grant date; Immediate vesting upon a Sale and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA
Directors Restricted Stock Units grant	Cliff vest annually after grant date; Immediate vesting upon a Sale as defined in the MPMH Equity Plan	NA
Stock Options
In May 2016, the Company’s Board of Directors approved a re-pricing of the granted stock options reducing the strike price to $10.25 from $20.33 based on the fair market value of Momentive’s shares on May 19, 2016 and changing the market conditions vesting thresholds of Tranche A and Tranche B to be $20 per share and $25 per share, down from $30.50 per share and $40.66 per share, respectively.  Momentive treated the repricing as a modification of the original awards and calculated additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date. The repricing triggered changes in fair value of Tranche A from $7.93 per option to $9.83 per option and in Tranche B from $7.62 per option to $8.93 per option resulting in an incremental increase of $3 in unrecognized compensation expense related to these non-vested stock options, to $15 at May 19, 2016.
The estimated fair values of Stock Options granted and the assumptions used for the Monte Carlo option-pricing model were as follows
:

	March 31, 2017		March 31, 2016
	Tranche A	Tranche B	Tranche A	Tranche B
Estimated fair values	$9.83	$8.93	$7.93	$7.62
Assumptions:
Strike Price	$10.25	$10.25	$20.33	$20.33
Risk-free interest rate	0.80%	0.80%	0.48%	0.48%
Expected term	1.62 years	1.62 years	1.73 years	1.73 years
Expected volatility	60.00%	60.00%	47.00%	47.00%
Tranche Market Threshold	$20.00	$25.00	$30.50	$40.66
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

Information on Stock Options activity is as follows:

	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at January 1, 2017	782,040	$10.33	782,040	$10.33
Granted	—		—
Exercised	—		—
Forfeited	—		—
Expired	—		—
Balance at March 31, 2017	782,040	$10.33	782,040	$10.33

As there have been no performance and market based achievements since the date of the original grant, there has been no compensation expense recorded during the three months ended March 31, 2017 and the three months ended March 31, 2016 with respect to stock options. At both March 31, 2017 and December 31, 2016, unrecognized compensation expense related to non-vested stock options was $15. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance and market conditions becomes probable.
Restricted Stock Units
Information on Restricted Stock Units activity is as follows:

	Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Balance at January 1, 2017	733,840	$19.23
Granted	42,056	18.28
Vested	(63,520)	10.35	$1
Forfeited	—
Expired	—
Balance at March 31, 2017	712,376	$19.92
The fair market values related to the RSUs at the different grant dates were derived from material financial weighted analysis of the Company’s value as implied at emergence from Chapter 11 Bankruptcy or by the sales of stock completed with related parties and adjusted to reflect current and future market conditions and the expected Company’s financial performances at the grant date. The material financial weighted analysis consisted of (i) a discounted cash flow analysis, (ii) a selected publicly traded company analysis and (iii) a selected transactions analysis. The employees’ and named executive officers’ RSUs are 100% vested upon the fourth anniversary of the date of grant (“Scheduled Vesting Date”) provided that the grantee remains continuously employed in active service by the Company or one of its affiliates from the date of grant through the Scheduled Vesting Date. The directors’ RSUs are 100% vested upon the first anniversary of the date of grant.
Additionally, vesting of the RSU grants could be accelerated: (i) upon a Sale of the Company occurring prior to the Scheduled Vesting Date, the RSUs, to the extent unvested, shall become fully vested, subject to the grantee’s continued employment through the effective date of such Sale; or (ii) upon an IPO occurring prior to the Scheduled Vesting Date, a graded percentage of the employees’ RSUs, shall become vested subject to the grantee’s continued employment through the effective date of the IPO.
There were no performance-based achievements during the three months ended March 31, 2017. The fair value of the Company’s RSUs, net of forfeitures, is expensed on a straight-line basis over the required service period.
Stock-based compensation expense related to the RSU awards was approximately $1 for the three months ended March 31, 2017. As of March 31, 2017, unrecognized compensation related to RSU awards was $8 and expense will be recognized over the remaining 2.02 years vesting period. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
Although the MPMH Equity Plan, under which the above awards were granted, was issued by Momentive, substantially all of the underlying compensation cost represents compensation costs paid for by Momentive on MPM’s behalf, as a result of the MPM’s employees’ services to MPM. Upon vesting of awards, Momentive will issue new stock to deliver shares under the MPMH Equity Plan.

9. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement (benefit) expense for the three months ended March 31, 2017 and 2016:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	2017		2016		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$2	$3	$2	$2	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	1	2	1	—	—	1	—
Expected return on assets	(2)	—	(2)	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	—	—
Actuarial loss (1)	—	—	—	—	1	—	5	—
Net periodic benefit cost (gain)	$2	$4	$2	$3	$—	$—	$6	$—

(1)
The actuarial loss on non-pension post-retirement benefits of $1 and $5 during the three months ended March 31, 2017 and 2016, respectively relates to the decrease in discount rate as a result of the re-measurement of the accumulated postretirement benefit obligation on company sponsored post-retiree medical, dental, vision and life insurance benefit plans. These were triggered by plan provision changes for active retirees and employees. The Company recorded this expense in Selling, general and administrative expense in the unaudited Consolidated Statements of Operations.

10. Segment Information and Customers
The Company’s segments are based on the products that the Company offers and the markets that it serves. At March 31, 2017, the Company’s had two reportable segments: Silicones and Quartz. The Silicones business is engaged in the manufacture, sale and distribution of silicones, silicone derivatives and silanes. The Quartz business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. The Company’s segments are organized based on the nature of the products they produce. In addition, Corporate is primarily corporate, general and administrative expenses that are not allocated to the operating segments, such as certain shared service and administrative functions.
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
Net Sales(1):

	Three Months Ended March 31,
	2017	2016
Silicones	$495	$500
Quartz	49	36
Total	$544	$536

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended March 31,
	2017	2016
Silicones	$71	$50
Quartz	7	1
Corporate	(9)	(10)
Total	$69	$41

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
	2017	2016
Silicones	$71	$50
Quartz	7	1
Corporate	(8)	(9)
Total	$70	$42

Reconciliation of Net Loss to Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended March 31,
	2017	2016
Net loss	$(30)	$(18)
Interest expense, net	19	19
Income tax expense (benefit)	1	(8)
Depreciation and amortization	38	42
Gain on extinguishment and exchange of debt	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$6	$4
Unrealized losses on pension and postretirement benefits	1	5
Restructuring and other costs	34	5
Reorganization items, net	—	1
Segment EBITDA	$69	$41

Segment EBITDA:
Silicones	$71	$50
Quartz	7	1
Corporate	(9)	(10)
Total	$69	$41

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
	2017	2016
Net loss	$(29)	$(17)
Interest expense, net	19	19
Income tax expense (benefit)	1	(8)
Depreciation and amortization	38	42
Gain on extinguishment and exchange of debt	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$6	$4
Unrealized losses on pension and postretirement benefits	1	5
Restructuring and other costs	34	5
Reorganization items, net	—	1
Segment EBITDA	$70	$42

Segment EBITDA:
Silicones	71	50
Quartz	7	1
Corporate	(8)	(9)
Total	$70	$42

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2017 and March 31, 2016, non-cash charges primarily included asset impairment charges and net foreign exchange transaction gains and losses related to certain intercompany arrangements. For the three months ended March 31, 2017 and March 31, 2016, unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations. For the three months ended March 31, 2017 and March 31, 2016, restructuring and other costs primarily included expenses from restructuring and integration. For the three months ended March 31, 2017, restructuring and other costs also included costs arising from the union strike inclusive of unfavorable manufacturing variances at our Waterford, NY facility.

11. Changes in Other Comprehensive (Loss) Income
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$17	$(93)	$(76)	$—	$(92)	$(92)
Other comprehensive income before reclassifications, net of tax (1)	12	22	34	20	38	58
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	(1)	—	(1)	—	—	—
Net other comprehensive income	11	22	33	20	38	58
Ending balance	$28	$(71)	$(43)	$20	$(54)	$(34)

(1)
Other comprehensive income related to defined benefit pension and postretirement plans for the three months ended March 31, 2017 and three months ended March 31, 2016 represent the recognition of prior service benefits of $18 and $32, respectively, with the corresponding decrease in the projected benefit obligation following certain plan provision changes, reduced by tax expenses of $6 and $12, for the three months ended March 31, 2017 and three months ended March 31, 2016, respectively, (see Note 9).

12. Income Taxes
The effective tax rate was (3)% and (4)% for Momentive and MPM, respectively, for the three months ended March 31, 2017 and 31% and 32% for Momentive and MPM, respectively, for the three months ended March 31, 2016. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, tax impact of recognition of net prior service benefit following certain plan provision changes (see Note 11), a tax rate change in Japan, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the three months ended March 31, 2017, income taxes included a favorable discrete tax adjustment of $5, pertaining to benefits curtailment, and the resolution of certain tax matters in non-U.S. jurisdictions. For the three months ended March 31, 2016, income taxes included a favorable discrete tax adjustment of $13 pertaining to benefits curtailment and a change in tax law in Japan.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of March 31, 2017 and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $15, which could result in a tax obligation of $4, based on currency exchange rates as of March 31, 2017. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

13. Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share attributable to Momentive for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in millions, except share data)	2017	2016
Net loss	$(30)	$(18)
Weighted average common shares—basic	48,084,933	48,028,594
Effect of dilutive potential common shares	—	—
Weighted average shares outstanding—diluted	48,084,933	48,028,594
Net loss per common share—basic	$(0.62)	$(0.37)
Net loss per common share—diluted	$(0.62)	$(0.37)
Antidilutive employee share-based awards, excluded	159,196	86,090
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
Due to the net loss recognized for the three months ended March 31, 2016, there is no effect for potentially 86,090 dilutive shares and there were 159,196 antidilutive shares as of March 31, 2017.

14. Guarantor/Non-Guarantor Subsidiary Financial Information
As of March 31, 2017, the Company had outstanding $1,100 in aggregate principal amount of 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and $202 in aggregate principal amount of 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”). The notes are fully and unconditionally, jointly and severally guaranteed on a senior secured basis by each of MPM’s existing 100% owned U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and MPM’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of MPM or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 of (i) Momentive Performance Materials Inc. (“Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
MARCH 31, 2017
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$32	$—	$135	$—	$167
Accounts receivable	—	86	230	—	316
Due from affiliates	—	66	37	(103)	—
Inventories:
Raw materials	—	66	61	—	127
Finished and in-process goods	—	122	146	—	268
Other current assets		15	31	—	46
Total current assets	32	355	640	(103)	924
Investment in unconsolidated entities	1,586	293	20	(1,879)	20
Deferred income taxes	—	—	9	—	9
Other long-term assets	—	—	22	—	22
Intercompany loans receivable	267	926	69	(1,262)	—
Property, plant and equipment, net	—	533	565	—	1,098
Goodwill	—	105	109	—	214
Other intangible assets, net	—	133	187	—	320
Total assets	$1,885	$2,345	$1,621	$(3,244)	$2,607
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$69	$164	$—	$233
Due to affiliates	—	37	66	(103)	—
Debt payable within one year	—	—	36	—	36
Interest payable	25	—	—	—	25
Income taxes payable	—	—	4	—	4
Accrued payroll and incentive compensation	—	42	31	—	73
Other current liabilities	—	32	75	—	107
Total current liabilities	25	180	376	(103)	478
Long-term liabilities:
Long-term debt	1,173	—	—	—	1,173
Intercompany loans payable	198	413	651	(1,262)	—
Pension and retirement benefit liabilities	—	153	179	—	332
Deferred income taxes	—	—	70	—	70
Other long-term liabilities	—	13	52	—	65
Total liabilities	1,396	759	1,328	(1,365)	2,118
Total equity (deficit)	489	1,586	293	(1,879)	489
Total liabilities and equity	$1,885	$2,345	$1,621	$(3,244)	$2,607

MOMENTIVE PERFORMANCE MATERIALS INC.
DECEMBER 31, 2016
CONDENSED CONSOLIDATING BALANCE SHEETS

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $4, respectively)	$39	$1	$188	$—	$228
Accounts receivable	—	77	203	—	280
Due from affiliates	—	86	41	(127)	—
Inventories:
Raw materials	—	71	48	—	119
Finished and in-process goods	—	118	153	—	271
Other current assets	—	16	34	—	50
Total current assets	39	369	667	(127)	948
Investment in unconsolidated entities	1,556	257	20	(1,813)	20
Deferred income taxes	—	—	9	—	9
Other long-term assets	—	1	19	—	20
Intercompany loans receivable	264	927	51	(1,242)	—
Property, plant and equipment, net	—	526	549	—	1,075
Goodwill	—	105	106	—	211
Other intangible assets, net	—	136	187	—	323
Total assets	$1,859	$2,321	$1,608	$(3,182)	$2,606
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$64	$174	$—	$238
Due to affiliates	—	41	86	(127)	—
Debt payable within one year	—	—	36	—	36
Interest payable	11	—	—	—	11
Income taxes payable	—	—	8	—	8
Accrued payroll and incentive compensation	—	35	26	—	61
Other current liabilities	—	41	81	—	122
Total current liabilities	11	181	411	(127)	476
Long-term liabilities:
Long-term debt	1,167	—	—	—	1,167
Intercompany loans payable	197	401	644	(1,242)	—
Pension and retirement benefit liabilities	—	168	173	—	341
Deferred income taxes	—	—	66	—	66
Other long-term liabilities	—	15	57	—	72
Total liabilities	1,375	765	1,351	(1,369)	2,122
Total equity (deficit)	484	1,556	257	(1,813)	484
Total liabilities and equity (deficit)	$1,859	$2,321	$1,608	$(3,182)	$2,606

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$261	$444	$(161)	$544
Cost of sales	—	244	363	(161)	446
Gross profit	—	17	81	—	98
Selling, general and administrative expense	—	45	38	—	83
Research and development expense	—	10	5	—	15
Restructuring and other costs	—	3	2	—	5
Other operating expense, net	—	2	1	—	3
Operating (loss) income	—	(43)	35	—	(8)
Interest expense (income), net	18	(7)	8	—	19
Other non-operating (income) expense, net	—	(1)	2	—	1
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(18)	(35)	25	—	(28)
Income tax (benefit) expense	—	(6)	7	—	1
(Loss) income before earnings(losses) from unconsolidated entities	(18)	(29)	18	—	(29)
(Losses) earnings from unconsolidated entities, net of taxes	(11)	18	—	(7)	—
Net (loss) income	$(29)	$(11)	$18	$(7)	$(29)
Comprehensive income (loss)	$4	$23	$37	$(60)	$4

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2016
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$256	$413	$(133)	$536
Cost of sales	—	219	360	(133)	446
Gross profit	—	37	53	—	90
Selling, general and administrative expense	—	55	25	—	80
Research and development expense	—	11	5	—	16
Restructuring and other costs	—	(1)	6	—	5
Other operating expense, net	—	—	6	—	6
Operating (loss) income	—	(28)	11	—	(17)
Interest expense (income), net	18	(12)	13	—	19
Other non-operating income, net	(9)	—	(3)	—	(12)
Reorganization items, net	—	1	—	—	1
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(9)	(17)	1	—	(25)
Income (benefit) tax expense	—	(11)	3	—	(8)
Loss before earnings (losses) from unconsolidated entities	(9)	(6)	(2)	—	(17)
(Losses) earnings from unconsolidated entities, net of taxes	(8)	(2)	—	10	—
Net (loss) income	$(17)	$(8)	$(2)	$10	$(17)
Comprehensive income	$41	$50	$23	$(73)	$41

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(9)	$(7)		$(1)		$—	$(17)
Cash flows provided by (used in) investing activities:
Capital expenditures	—	(14)		(22)		—	(36)
Capitalized interest	—	—		(1)		—	(1)
Purchase of business	—	(9)		—		—	(9)
Return of capital from subsidiary from sales of accounts receivable	—	11	(a)	—		(11)	—
	—	(12)		(23)		(11)	(46)
Cash flows provided by (used in) financing activities:
Net intercompany loan (repayments) borrowings	2	18		(20)		—	—
Return of capital to parent from sales of accounts receivable	—	—		(11)	(a)	11	—
	2	18		(31)		11	—
Increase (decrease) in cash and cash equivalents	(7)	(1)		(55)		—	(63)
Effect of exchange rate changes on cash and cash equivalents	—	—		2		—	2
Cash and cash equivalents (unrestricted), beginning of period	39	1		184		—	224
Cash and cash equivalents (unrestricted), end of period	$32	$—		$131		$—	$163

(a)
During the three months ended March 31, 2017, Momentive Performance Materials USA LLC contributed receivables of $11 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2017, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$35	$(10)		$(2)		$(13)	$10
Cash flows used in investing activities:
Capital Expenditures	—	(10)		(15)		—	(25)
Return of capital from subsidiary from sales of accounts receivable	—	17	(a)	—		(17)	—
	—	7		(15)		(17)	(25)
Cash flows provided (used in) by financing activities:
Net short-term debt borrowings	(2)	—		—		—	(2)
Repayments of long-term debt	(16)						(16)
Net intercompany loan (repayments) borrowings	(21)	8		13		—	—
Common stock dividends paid	—	(5)		(8)		13	—
Return of capital to parent from sales of accounts receivable	—	—		(17)	(a)	17	—
	(39)	3		(12)		30	(18)
Decrease in cash and cash equivalents	(4)	—		(29)		—	(33)
Effect of exchange rate changes on cash and cash equivalents	—	—		3		—	3
Cash and cash equivalents (unrestricted), beginning of period	57	2		158		—	217
Cash and cash equivalents (unrestricted), end of period	$53	$2		$132		$—	$187

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
Within the following discussion, unless otherwise stated, “the first quarter of 2017” refers to the three months ended March 31, 2017, and “the first quarter of 2016” refers to the three months ended March 31, 2016.
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
Three Months Ended March 31, 2017 Overview

•
Net Sales—Net sales increased approximately $8 in the first quarter of 2017 as compared to the first quarter of 2016. The increase was driven primarily by intentional mix shift towards higher-margin products versus less profitable commodity products.

•
Net (Loss) Income —During the first quarter of 2017, net loss increased by $12 for Momentive and MPM, compared to the first quarter of 2016, primarily due to the gain on extinguishment of debt not recurring during the first quarter of 2017 and an increase in income tax expense, partially offset by an increase in gross profit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

•
Segment EBITDA—Segment EBITDA increased by $28 in the first quarter of 2017 for both Momentive and MPM, as compared to the first quarter of 2016, primarily driven by stronger results, due to improved demand in various end markets, production efficiencies and raw material deflation in our Silicones segment and higher sales in our Quartz segment.

Short-term Outlook
As we look into the remaining quarters of 2017, we expect continued growth in demand in our specialty silicones businesses, particularly as we continue our investment in developing new products to support future growth. We anticipate growth in these remaining quarters due to improving global economic conditions further bolstered by our recent acquisition of the operating assets of Sea Lion Technology. We are well positioned to leverage our leadership positions, optimize our portfolio and invest in and drive new growth programs. Additionally we expect 2017 sales results to reflect our intentional efforts to reduce under-performing siloxane derivative products and grow higher margin specialty portions of our portfolio.
We are continuing to invest in growth opportunities in our higher-growth product lines and geographical regions, and will leverage the combination of our proprietary technologies, strategic investments in key assets and leading presence in high-growth end markets to benefit as the global economy recovers and for long-term success. We are also focused on gaining productivity efficiencies to reduce material costs and improve margins through investments in reliable and stable operations. We continue to evaluate additional actions, as well as productivity measures, that could lead to further saving and such actions could result in more significant restructuring, exit and disposal costs and asset impairments in the future.
Pursuant to our earlier announcements during the fourth quarter of 2015 and as expanded in March and May of 2016, approximately $35 in annual structural cost reduction initiatives through our global restructuring program have been implemented and have begun delivering savings. During the first quarter of 2017, we identified approximately $3 of incremental savings under this program.  Also during the fourth quarter of 2016, we initiated strategic actions to address our global siloxane manufacturing capacity including transformation of our Leverkusen, Germany facility, by rationalizing siloxane capacity and making further investments in specialty assets through the NXT* silanes expansion, which will reduce operating costs by approximately $10 per year.
We remain focused on driving free cash flow and optimizing net working capital in fiscal year 2017 and expect net working capital to be a source of cash for the remainder of 2017.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,				Three Months Ended March 31,
	2017		2016		2017		2016
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$544	100%	$536	100%	$544	100%	$536	100%
Cost of sales	446	82%	446	83%	446	82%	446	83%
Gross profit	98	18%	90	17%	98	18%	90	17%
Selling, general and administrative expense	84	15%	81	15%	83	15%	80	15%
Research and development expense	15	3%	16	3%	15	3%	16	3%
Restructuring and other costs	5	1%	5	1%	5	1%	5	1%
Other operating income, net	3	1%	6	1%	3	1%	6	1%
Operating loss	(9)	(2)%	(18)	(3)%	(8)	(2)%	(17)	(3)%
Interest expense, net	19	4%	19	4%	19	4%	19	4%
Gain on extinguishment of debt	—	—%	(9)	(2)%	—	—%	(9)	(2)%
Other non-operating expense (income), net	1	—%	(3)	(1)%	1	—%	(3)	(1)%
Reorganization items, net	—	—%	1	—%	—	—%	1	—%
Total non-operating expense	20	4%	8	2%	20	4%	8	2%
Loss before income taxes and earnings from unconsolidated entities	(29)	(5)%	(26)	(5)%	(28)	(5)%	(25)	(5)%
Income tax expense (benefit)	1	—%	(8)	(2)%	1	—%	(8)	(2)%
Loss before earnings from unconsolidated entities	(30)	(6)%	(18)	(3)%	(29)	(5)%	(17)	(3)%
Earnings from unconsolidated entities, net of taxes	—	—%	—	—%	—	—%	—	—%
Net loss	$(30)	(6)%	$(18)	(3)%	$(29)	(5)%	$(17)	(3)%
Other comprehensive income	$33		$58		$33		$58
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
Net Sales
Net sales in the first quarter of 2017 increased $8, or 1%, compared to the first quarter of 2016. This increase was primarily due to favorable variance of approximately $17 driven by intentional mix shift towards higher-margin products versus less profitable commodity products offset by volume decrease of approximately $7 due to our actions to migrate our sales portfolio into high growth specialty markets and unfavorable exchange rate fluctuations of approximately $2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating Loss
In the first quarter of 2017, operating loss decreased by $9 for both Momentive and MPM, compared to the first quarter of 2016. Cost of sales was flat compared to the first quarter of 2016 primarily due to $7 of savings related to favorable exchange rate fluctuations, and $4 related to accelerated depreciation not recurring in 2017, which were offset by $11 of costs related to higher net processing costs. Selling, general and administrative expense increased by $3 for both Momentive and MPM, compared to the first quarter of 2016 primarily due to merit increase. Research and development expense for the first quarter of 2017 decreased by $1 compared to the first quarter of 2016 primarily related to the timing of new projects. Other operating expense decreased by $3 during the first quarter of 2017 compared to the first quarter of 2016, mainly due to the non recurrence of impairment of certain assets in 2017.
Non-Operating Expense
In the first quarter of 2017, total non-operating expense increased by $12 compared to the first quarter of 2016 mainly due to the gain on extinguishment of debt not recurring during the first quarter of 2017.
Income Tax Expense
The effective tax rate was (3)% and (4)% for Momentive and MPM, respectively, for the three months ended March 31, 2017 and 31% and 32% for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, and tax impact of recognition of net prior service benefit following certain plan provision changes (see Note 11), a tax rate change in Japan, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the three months ended March 31, 2017, income taxes included favorable discrete tax adjustments of $5 pertaining to benefit curtailment and the resolution of certain tax matters in non-U.S. jurisdictions. For the three months ended March 31, 2016, income taxes included favorable discrete tax adjustments of $13 pertaining to benefits curtailment and a change in tax law in Japan.
We are recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of March 31, 2017, and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, we have not provided for deferred taxes on gains of $15, which could result in a tax obligation of $4, based on currency exchange rates as of March 31, 2017. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive Income (Loss)
In the first quarter of 2017, foreign currency translation positively impacted other comprehensive income by $22, primarily due to the impact of the weakening of the U.S. dollar against other currencies. Also, for the first quarter of 2017, recognition of net prior service benefit following certain plan provision changes also impacted other comprehensive income by $11.
In the first quarter of 2016, foreign currency translation positively impacted other comprehensive income by $38, primarily due to the impact of the weakening of the U.S dollar against the Japanese yen and the Euro. Also, for the first quarter of 2016, pension and post-retirement benefit adjustments positively impacted other comprehensive income by $20, primarily due to the recognition of a net prior service credit related to the effect of plan redesign triggered by certain changes to company sponsored post-retiree medical, dental, vision and lie insurance benefit plans.
Results of Operations by Segment
Our segments are based on the products that we offer and the markets that we serve. At March 31, 2017, we had two reportable segments: Silicones and Quartz.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

	Three Months Ended March 31,
	2017	2016
Net Sales(1):
Silicones	$495	$500
Quartz	49	36
Total	$544	$536

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

	MPM HOLDINGS INC.
	Three Months Ended March 31,
	2017	2016
Segment EBITDA:
Silicones	$71	$50
Quartz	7	1
Corporate	(9)	(10)
Total	$69	$41

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
	2017	2016
Segment EBITDA:
Silicones	$71	$50
Quartz	7	1
Corporate	(8)	(9)
Total	$70	$42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Segment Results
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
Following is an analysis of the percentage change in sales by business from the three months ended March 31, 2016 to the three months ended March 31, 2017:

	Volume	Price/Mix	Currency Translation	Total
Silicones	(4)%	3%	—%	(1)%
Quartz	36%	—%	—%	36%
Silicones
Net sales in the first quarter of 2017 decreased $5, or 1%, compared to the first quarter of 2016. This decrease was primarily due to volume decrease of $20 related to our actions to migrate our sales portfolio into high growth specialty markets offset by favorable variance of approximately $17 driven by intentional mix shift towards higher-margin products versus less profitable commodity products.
Segment EBITDA in the first quarter of 2017 increased by $21 to $71 compared to the first quarter of 2016. This increase was primarily due to improved demand in automotive, consumer products and electronic markets, production efficiencies and raw material deflation.

Quartz
Net sales in the first quarter of 2017 increased $13, or 36%, compared to the first quarter of 2016. The increase was primarily due to volume increase of $13 mainly due to our actions to expand our sales.

Segment EBITDA in the first quarter of 2017 increased by $6 to $7 compared to the first quarter of 2016. This increase was primarily due to the sales volume increase noted above and cost controls and improved manufacturing efficiencies.

Corporate
Corporate charges decreased by $1 in the first quarter of 2017 for both Momentive and MPM, as compared to the first quarter of 2016 .
Reconciliation of Net Loss to Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended March 31,
	2017	2016
Net loss	$(30)	$(18)
Interest expense, net	19	19
Income tax expense (benefit)	1	(8)
Depreciation and amortization	38	42
Gain on extinguishment and exchange of debt	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$6	$4
Unrealized losses on pension and postretirement benefits	1	5
Restructuring and other costs	34	5
Reorganization items, net	—	1
Segment EBITDA	$69	$41

Segment EBITDA:
Silicones	$71	$50
Quartz	7	1
Corporate	(9)	(10)
Total	$69	$41

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
	2017	2016
Net loss	$(29)	$(17)
Interest expense, net	19	19
Income tax expense (benefit)	1	(8)
Depreciation and amortization	38	42
Gain on extinguishment and exchange of debt	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$6	$4
Unrealized losses on pension and postretirement benefits	1	5
Restructuring and other costs	34	5
Reorganization items, net	—	1
Segment EBITDA	$70	$42

Segment EBITDA:
Silicones	$71	$50
Quartz	7	1
Corporate	(8)	(9)
Total	$70	$42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses. For the three months ended March 31, 2017 and March 31, 2016, non-cash charges primarily included asset impairment charges and net foreign exchange transaction gains and losses related to certain intercompany arrangements. For the three months ended March 31, 2017 and March 31, 2016, unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations. For the three months ended March 31, 2017 and March 31, 2016, restructuring and other costs primarily included expenses from restructuring and integration. For the three months ended March 31, 2017, restructuring and other costs also included costs arising from the union strike inclusive of unfavorable manufacturing variances at our Waterford, NY facility.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flow from operations and funds available under the ABL Facility. Our primary continuing liquidity needs are to finance our working capital, debt service and capital expenditures.
At March 31, 2017, we had $1,209 of outstanding indebtedness. In addition, at March 31, 2017, we had $378 in liquidity, consisting of the following:
•$163 of unrestricted cash and cash equivalents (of which $131 is maintained in foreign jurisdictions); and

•
$215 of availability under the ABL Facility ($270 borrowing base, less $55 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payable) at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	% of LTM Net Sales	December 31, 2016	% of LTM Net Sales
Accounts receivable	$316	14%	$280	13%
Inventories	395	18%	390	17%
Accounts payable	(233)	(10)%	(238)	(11)%
Net working capital	$478	22%	$432	19%
The increase in net working capital of $46 from December 31, 2016, was due to various market driven factors: increase in accounts receivable due to the timing of sales, decrease in accounts payable due to payment for capital expenditure, and exchange rate fluctuations due to the weakening of the U.S. dollar against the euro and Japanese yen.
We remain focused on driving positive free cash flow in 2017 through our global cost control initiatives and aggressively managing net working capital. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by accelerating receipts through the sale of receivables at a discount.
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. During the first quarter of 2017 we did not draw from our ABL Facility. As of March 31, 2017, we had no outstanding borrowings under the ABL Facility.
We expect to have adequate liquidity to fund our operations for the foreseeable future from cash on our balance sheet, cash flows provided by operating activities and amounts available for borrowings under the ABL Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2017	2016
Sources (uses) of cash:
Operating activities	$(17)	$10
Investing activities	(46)	(25)
Financing activities	—	(18)
Effect of exchange rates on cash flows	2	3
Net decrease in cash and cash equivalents	$(61)	$(30)

Operating Activities
During the first quarter of 2017, the Company’s operations used $17 of cash for both Momentive and MPM. Net loss of $30 and $29 for Momentive and MPM, respectively, included $44 of net non-cash expense items, of which $38 was for depreciation and amortization, $6 was for the amortization of debt discount, $3 for impairment of assets, $1 for stock based compensation expense and $1 for unrealized actuarial loss from other post retirement liabilities. These were offset by a $5 change in deferred tax provisions. Net working capital used $33 of cash for both Momentive and MPM, primarily, due to increases in accounts receivable of $32, and a decrease in accounts payable of $1, primarily due to reasons stated above. Changes in other assets and liabilities, driven by the timing of when items were expensed versus paid, primarily included interest expense, pension plan contributions and taxes.
During the first quarter of 2016, the Company’s operations provided $10 of cash, Net loss of $18 for Momentive and $17 for MPM, respectively, included $41 of net non-cash items of which $42 was for depreciation and amortization, $6 was for amortization of debt discount, and $5 of unrealized actuarial loss from other post retirement liabilities. These were partially offset by $9 related to a gain from extinguishment of our Second Lien Notes. Net working capital used of $32 and $33 of cash for Momentive and MPM, respectively, primarily due to increases in inventory of $14 and accounts receivable of $11, and a decrease in accounts payable of $8. Changes in other assets and liabilities, driven by timing of when items were expensed versus paid, which primarily included interest expense, pension plan contributions and taxes.
Investing Activities
During the first quarter of 2017, investing activities used $37 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance and capital improvement projects and $9 related to our acquisition of a business. We are on track in maintaining the fiscal year 2017 capital expenditure budgeted range of $125 to $130.
During the first quarter of 2016 investing activities used $25 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance, capital improvement and maintenance projects (of which $23 represented 2016 asset additions, with the remainder spent on asset additions made in prior periods).
Financing Activities
During the first quarter of 2017, Momentive and MPM did not have any financing activity.
During the first quarter of 2016, Momentive and MPM’s financing activities used $18 of cash, which primarily related to the extinguishment of $29 aggregate principal amount of our Second Lien Notes.
At March 31, 2017, there were $55 in outstanding letters of credit and no outstanding borrowings under our ABL Facility, leaving unused borrowing capacity of $215.
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
At March 31, 2017, MPM was in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
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
(dollar amounts in millions)    (Continued)

The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our indentures for the period presented:

March 31, 2017
LTM Period
Net loss	$(173)
Interest expense, net	76
Income tax expense	27
Depreciation and amortization	181
EBITDA	111
Adjustments to EBITDA
Restructuring and other costs(a)	100
Reorganization items, net(b)	1
Unrealized gains losses on pension and postretirement benefits (c)	29
Pro forma cost savings (d)	15
Acquisitions (e)	3
Non-cash charges (f)	27
Exclusion of Unrestricted Subsidiary results(g)	(33)
Adjusted EBITDA	$253
Pro forma fixed charges(h)	$54
Ratio of Adjusted EBITDA to Fixed Charges(i)	4.69

(a)	Primarily includes expenses related to our global restructuring program, siloxane production transformation, union strike and certain other non-operating income and expenses.

(b)	Represents professional fees related to our reorganization.

(c)	Represents non-cash actuarial losses resulting from pension and postretirement liability curtailment and re-measurements.

(d)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management.

(e)	Reflects pro forma unrealized EBITDA related to Momentive’s acquisition of the operating assets of Sea Lion Technology, Inc. as if the business was acquired at the beginning of the LTM period.

(f)	Non-cash charges primarily include the effects of foreign exchange gains and losses and impacts of asset impairments and disposals, and stock-based compensation expense.

(g)	Reflects the exclusion of the EBITDA of our subsidiaries that are designated as Unrestricted Subsidiaries under the ABL Facility and the indentures that govern our notes.

(h)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at March 31, 2017.

(i)
MPM’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless MPM has an Adjusted EBITDA to Fixed Charges ratio of 2.0 to 1.0. As of March 31, 2017, we were able to satisfy this test and incur additional indebtedness under these indentures.

Recently Issued Accounting Standards
The nature and impact of recent accounting pronouncements is discussed in Note 2 to our condensed consolidated financial statements in this Form 10-Q, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Information regarding our market risk as of December 31, 2016 was provided in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to such disclosure during the three months ended March 31, 2017.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Momentive, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that Momentive’s disclosure controls and procedures were effective as of March 31, 2017.
As of the end of the period covered by this Quarterly Report on Form 10-Q, MPM, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that MPM’s disclosure controls and procedures were effective as of March 31, 2017.
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
Except as noted below, there have been no material developments in any of the ongoing legal proceedings during the first quarter of 2017 for both Momentive and MPM that are included in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2016 and the amendments thereto.
Appeals Relating to the Confirmation of the Plan in the Bankruptcy Cases
In connection with the Bankruptcy Cases, three appeals were filed relating to the confirmation of the Plan. Specifically, on September 15, 2014, U.S. Bank National Association (“U.S. Bank”) as trustee for the Subordinated Notes filed its appeal (the “U.S. Bank Appeal”) before the U.S. District Court for the Southern District of New York (the “District Court”) seeking a reversal of the Court’s determination that the Debtors’ Plan properly denied recovery to holders of the Subordinated Notes on the basis that those debt securities are contractually subordinated to the Old Second Lien Notes. In addition, on September 16, 2014, BOKF, NA, as trustee for the Old First Lien Notes (“First Lien Indenture Trustee”) and Wilmington Trust, National Association, as trustee for the Old Secured Notes (together with U.S. Bank and First Lien Trustee, the “Appellants”) filed their joint appeal (together with the U.S. Bank Appeal, the “District Court Appeals”) before the District Court seeking reversal of the Bankruptcy Court’s determinations that (i) the Debtors were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums and (ii) the interest rates on First Lien Notes and Second Lien Notes provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan was proper and in accordance with United States Bankruptcy Code. On November 11, 2014, the Debtors also filed a motion to dismiss the District Court Appeals (the “District Court Motion to Dismiss”) with the District Court asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On May 5, 2015, the District Court dismissed the District Court Appeals (the “District Court Decision”) and affirmed the Bankruptcy Court Rulings. Because the District Court Appeals were decided on their merits, the District Court also terminated the District Court Motion to Dismiss as moot. All the Appellants appealed the District Court Decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”, and the appeals, the “Second Circuit Appeals”). On September 3, 2015, the Debtors filed motions to dismiss the Second Circuit Appeals (the “Second Circuit Motions to Dismiss”) with the Second Circuit asserting, inter alia, that granting the relief requested by the Appellants would be inequitable under the legal doctrine of equitable mootness. On December 16, 2015, the Second Circuit denied the Second Circuit Motions to Dismiss but permitted the Debtors to raise issues of equitable mootness in their briefs on the merits of the Second Circuit Appeals. The merits briefing of the Second Circuit Appeals has been completed, and oral argument on the Second Circuit Appeals was held on November 9, 2016. The Second Circuit has not yet issued a decision with respect to the Second Circuit Appeals. We cannot predict with certainty the ultimate outcome of the Second Circuit Appeals.

Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in Momentive and MPM’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in Momentive’s and MPM’s 2016 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.    Other Information

None

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

MPM HOLDINGS INC.

Date:	May 10, 2017	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	May 10, 2017	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)