Form 10-K/A
period 2017-12-31
MPM Holdings Inc.; Momentive Performance Materials Inc.
filed 2018-04-30
CIK 1624826, 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
MPM Holdings Inc.                  ☒
Momentive Performance Materials Inc.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
MPM Holdings Inc.                   ☐
Momentive Performance Materials Inc.       ☐
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐

The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on February 15, 2018 was 48,121,634 shares.

The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on February 15, 2018 was 48 shares, all of which were held by MPM Intermediate Holdings Inc.

This Form 10-K is a combined annual report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

Documents incorporated by reference: None

EXPLANATORY NOTE
MPM Holdings Inc. and Momentive Performance Materials Inc. are filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to their Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2018, for purposes of including the information in Item 11 of Part III of the Form 10-K, as permitted under General Instruction G(3) to Form 10-K. In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, we are including with this Amendment No. 1 certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.
We have not updated or amended the disclosures contained in the original Form 10-K to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in Item 11 of Part III of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with any other filings made with the SEC subsequent to the filing of the Form 10-K on February 27, 2018.

PART III

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Overview
In this Compensation Discussion and Analysis, we describe our process of determining the compensation and benefits provided to our “Named Executive Officers” (“NEOs”). Our 2017 NEOs are: John G. Boss, President and Chief Executive Officer (our “CEO”); Erick R. Asmussen, Senior Vice President and Chief Financial Officer (our “CFO”); and John D. Moran, Senior Vice President, General Counsel and Secretary.
Oversight of the Executive Compensation Program
The Board of Directors of Momentive, our parent holding company (the “Board”), is responsible for our governance. The Board established a Compensation Committee of the Board (the “Committee”) whose responsibility includes reviewing and making recommendations relevant to compensation and benefits of the CEO and other NEOs. The Board has delegated full authority to the Committee related to certain compensatory plans. All executive compensation decisions made during 2017 for our NEOs were made or approved by the Committee.
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
Use of Compensation Data
In order to obtain a general understanding of compensation practices when setting total compensation levels for our NEOs, the Committee considers broad-based competitive market data on total compensation packages provided to executive officers with similar responsibilities at comparable companies. Such companies include those within the chemical industry, as well as those with similar revenues and operational complexity outside the chemical industry. As warranted, the Committee will use data obtained from third-party executive compensation salary surveys when determining appropriate total compensation levels for our NEOs. We are not currently required to hold a shareholder advisory “say-on-pay” vote.

Executive Summary
Executive Compensation Objectives and Strategy
Our executive compensation program has been designed to set compensation and benefits at a level that is reasonable, internally fair and externally competitive. Specifically, the Committee has been guided by the following objectives:

•
Pay for Performance. We emphasize pay for performance based on achievement of company operational and financial objectives and the realization of individual goals. We believe that a significant portion of each executive’s total compensation should be variable and contingent upon the achievement of specific and measurable financial and operational performance goals.

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
2017 Executive Compensation Highlights
The following summary highlights key compensation activities and decisions taken by the Committee in 2017:

•
The Committee reviewed the base salaries of our NEOs in the third quarter of 2017 based upon current market benchmarks. The Committee determined that increases were merited in light of their achievement of specific company and other goals. We implemented our annual merit increases to the base salaries of our NEOs in October 2017.

•
We adopted an annual cash incentive plan for 2017 (the “2017 ICP”), which was designed to reward participants, including our NEOs for achieving specific financial and environmental, health and safety goals. Targets under our 2017 ICP were based on EBITDA and working capital metrics included in our annual operating plan as well as environmental, health and safety initiatives to align with shareholder interests.

•	No equity awards were granted to our NEOs during 2017.
Evaluating Company and Individual Performance
In determining the 2017 compensation of our NEOs, in addition to taking into consideration market data for similarly situated executives in comparable companies and in other industries, the Committee considered the performance and individual accomplishments of our NEOs in 2016:
       Mr. Boss, our President and Chief Executive Officer: The Committee considered his outstanding leadership of the business and his impact on profitable financial growth. He built a strong foundation of financial credibility and established a clear vision and strategy for continued organic and inorganic growth. Under his leadership, significant progress has been achieved in Momentive’s attainment of our strategic vision.
Mr. Asmussen, our Senior Vice President and Chief Financial Officer: The Committee considered his expert knowledge and leadership in managing Momentive’s balance sheet. He has also been a critical contributor in various strategic matters across both the business and his global function, in addition to managing our financial functions and enhancing the rigor of our key financial processes.
Mr. Moran, our Senior Vice President and General Counsel: The Committee considered his leadership and contributions with respect to corporate governance, strategic initiatives, and compliance programs.

Components of Our Executive Compensation Program
The principal components of our executive compensation program in which NEOs were eligible to participate in during 2017 were as follows:

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

In July 2017, the Committee reviewed current market and benchmarking data for our NEOs with recommended compensation adjustments. In making individual recommendations, the Compensation Decision Makers took into account, among other variables, the performance ratings of the individuals, positions within the applicable salary range, and the Company’s aggregate merit budget. Merit increases for NEOs were established to be aligned with the overall Company’s merit increase budget. The Committee considered how the merit adjustments fit into the overall compensation package and the need to take into account key employee retention as the Company executes upon broader strategic initiatives. In addition, Mr. Boss received a greater base salary increase as a result of the Committee’s consideration of a benchmarking analysis of comparable companies within the chemical, gas and other similar industries and the Committee’s determination that such an adjustment was warranted.
Typically, annual performance reviews are conducted in the first or second quarter of the calendar year and determine whether any increase to base salary is merited based on the prior year’s performance. For the past three years, base salary increases for our NEOs have been effective in October.
In October 2017, each of Messrs. Boss, Asmussen and Moran received a merit increase in base salary in recognition of their performance and accomplishments in 2016. The base salaries for 2016 and 2017 and the merit increases (as a % increase from the 2016 base salary) are shown in the table below.

Name	2016 Base Salary	2017 Base Salary	2017 Increase
	($)	($) (1)	(%)
John G. Boss	675,000	705,000	4.44%
Erick R. Asmussen	439,875	454,171	3.25%
John D. Moran	401,700	413,751	3.00%

(1)	2017 Base Salary effective as of October 1, 2017
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
The 2017 Annual Incentive Compensation Plan
In early 2017, the Committee approved the 2017 annual incentive compensation plan for employees of the Company and its subsidiaries, and the Board approved the 2017 Annual Incentive Compensation Plan (the “2017 ICP”) targets. Under the 2017 ICP, our NEOs and other eligible participants had the opportunity to earn annual cash incentive compensation based upon the achievement of certain financial and environmental health and safety (EH&S) goals.

The performance goals were established based on the following measures:

Performance Goal	Description	2017 Target
Segment EBITDA
Segment EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain noncash items and certain other income and expenses) was used as the primary profitability measure for determining the level of financial performance for management and executive annual incentive compensation purposes.

See Item 7 of Part II of this Annual Report for a reconciliation of Net income (loss) to Segment EBITDA.

The Segment EBITDA target for 2017 was set based upon factors including, but not limited to, competitive business dynamics in the markets, raw material trends, restructuring initiatives, anticipated business unit growth and business unit budget projections. For the 2017 ICP, the target Segment EBITDA was $280 million.

Working Capital Component
For purposes of the 2017 ICP, the working capital target is designed to focus on two key elements: Customer Receivables and Inventory. The metric is the aggregate of Days Sales Outstanding and Days Inventory Outstanding on a six month rolling average. The purpose of this metric is to improve cash flow, enhance liquidity, and minimize the cost of capital.

The 2017 ICP working capital goals were established in connection with the budget process. For the 2017 ICP, the working capital target was a 10 day improvement over prior year’s aggregate Days Sales Outstanding and Days Inventory Outstanding.

Environment, Health & Safety (“EH&S”)
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a core value and a critical focus for all employees.

For the 2017 ICP, we established metrics based upon four components: (1) Occupational Injury & Illness Rate (OIIR), (2) Environmental Incidents, (3) Fires, and (4) Loss Engineering Recommendations for improvements.

The EH&S goals established under the 2017 ICP for recurring EH&S metrics represented a significant improvement from prior year statistics relating to such metrics. The newly introduced Loss Engineering Recommendations metric was intended to drive focused actions to enhance the safety of our sites within our ongoing commitment to the culture and communities in which we operate.

Each of the 2017 performance goals was measured independently such that a payout of one element was not dependent upon the achievement of the others. This was intended to keep employees focused on driving continuous improvement in EH&S and Working Capital, in addition to EBITDA.
Awards under the 2017 ICP were calculated as follows: A target award was identified for each participant under the 2017 ICP based on a percentage of his or her base salary, which varies per participant based on the scope of the participant’s responsibilities and externally competitive benchmarks. The target awards for our NEOs in 2017 remained unchanged as a percent of their respective base salaries, from year end 2016.    Actual payout of the 2017 ICP bonus was determined based on the achievement of the performance goals described above, subject to a sliding scale and the relative weightings of the performance goals noted in the table below. 70% of the 2017 ICP Bonus was determined based on achievement of Segment EBITDA goals, with the threshold payout (i.e. payout of 30% of the portion of the 2017 ICP Bonus attributable to Segment EBITDA) requiring achievement of at least 89% of the Segment EBITDA target goal and the maximum payout (i.e. payout of 200% of the portion of the 2017 ICP Bonus attributable to Segment EBITDA) requiring achievement of 111% of the Segment EBITDA target goal. Similarly, the 20% and 10% of the 2017 ICP Bonus attributable to the Working Capital and EH&S components, respectively, were subject to achievement of a threshold goal (in which case 30% of the portion of the 2017 ICP Bonus attributable to such component would be paid) and a maximum goal (in which 200% of the portion of the 2017 ICP Bonus attributable to such component would be paid). To the extent that 100% of the applicable target goal was achieved, the portion of the 2017 ICP Bonus payable in respect of the applicable component was 100%. If actual performance was to fall between the threshold and target or between the target and maximum goals for the applicable component of the 2017 ICP Bonus, then the amount payable in respect of such component would be subject to linear interpolation.
The following table summarizes the target awards, performance measures, weightings, achievements and payouts under the 2017 ICP for each our NEOs. The amount paid to each of our NEOs in respect of their participation in the 2017 ICP is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table shown on page 11.

	Incentive Target (% of Base Salary)	Target Award	Performance Criteria	Weight for Calculation	Performance Achieved	2017 ICP Payout	Total Payout
Name		($)			(%)	($)	($)
John G. Boss	100%	705,000	Momentive Segment EBITDA	70%	141%	692,028
			EH&S Goal	10%	150%	105,750
			Momentive Working Capital	20%	0%	—	797,778
Erick R. Asmussen	65%	295,211	Momentive Segment EBITDA	70%	141%	289,779
			EH&S Goal	10%	150%	44,282
			Momentive Working Capital	20%	0%	—	334,061
John D. Moran	55%	227,563	Momentive Segment EBITDA	70%	141%	223,376
			EH&S Goal	10%	150%	34,134
			Momentive Working Capital	20%	0%	—	257,510
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
No awards were granted to our NEOs during 2017.
The MPMH Equity Plan is described further in the “Narrative to Outstanding Equity Awards Table” below.
Cash Awards
From time to time, the Committee approved long-term cash awards or plans for our key employees, including our NEOs. These awards were designed to pay over extended performance periods, subject to the achievement of specified, measurable performance goals, and were further conditioned upon continued employment. As such, these awards are useful in providing a defined value for achievement of our financial targets, as well as leadership stability. In addition, long-term cash awards help complement equity awards that are not yet liquid. No such cash awards were approved in 2017.
3. Benefits
The Company provides a comprehensive group of benefits to eligible employees, including our NEOs. These include health and welfare benefits as well as retirement benefits. Our benefit programs are designed to provide market competitive benefits for employees and their covered dependents.
Each of our NEOs participates in the Company’s qualified defined contribution retirement plan (the “MPM 401(k) Plan”) on substantially the same terms as other participating employees. In addition, because individuals are subject to U.S. tax limitations on contributions to qualified retirement plans, MPM previously adopted a defined contribution Supplemental Executive Retirement Plan (the “MPM SERP”), a non-qualified plan, to provide these employees, including our NEOs, with an incremental benefit on eligible earnings above the U.S. tax limits for qualified plans. Our NEOs are eligible to participate in the MPM SERP on the same terms and conditions as our other highly compensated salaried employees.
Most of our U.S. employees are eligible to participate in the MPM 401(k) Plan. This plan allows eligible exempt employees to make pre-tax contributions from 1% to 15% of eligible earnings for employees who meet the definition of highly compensated employees and 30% for all other employees up to the U.S. tax limits for qualified plans. Our NEOs are eligible to receive matching contributions from us equal to 100% of contributions of up to 5% of eligible earnings. In addition, we make an annual retirement contribution ranging from 2% to 6% of eligible compensation, depending on years of benefit service, to eligible employees actively employed on the last day of the year. An additional company matching contribution of up to 1.25% of the employee’s contribution may be made if we achieve specified annual financial goals established at the beginning of each plan year. In 2017, these financial goals were achieved.

These plans are described under the heading “Narrative to the Nonqualified Deferred Compensation Table” below.
4. Other
Change-in-Control and Severance Benefits
Our NEOs are generally entitled to certain limited change-in-control and severance protections. We believe that appropriate change-in-control and severance protections accomplish two objectives. First, they create an environment where key executives are able to take actions in the best interest of the Company without incurring undue personal risk. Second, they foster management stability during periods of potential uncertainty. We are also cognizant that excessive pay in the way of change-in-control and severance protection would not be in the best interest of the Company because such pay may encourage undue risk-taking. In an attempt to balance the delicate equation, the Committee has determined to provide these benefits very selectively. The change-in-control and severance benefits payable to our NEOs are discussed under the headings "Narrative to the Summary Compensation Table" and in the discussion on “Potential Payments Upon Termination or Change in Control” below.

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

Summary Compensation Table - Fiscal 2017
The following table provides information about the compensation for the years ended December 31, 2017, 2016, and 2015 for our Chief Executive Officer, our Chief Financial Officer and our General Counsel and Secretary. We collectively refer to these three individuals as our NEOs. The compensation for those NEOs who provide services to us are shown regardless of the source of compensation.
SUMMARY COMPENSATION TABLE - FISCAL 2017

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	All Other Compen-sation	Total
		($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f) (1)	(g) (2)	(h) (3)	(i)
John G. Boss President and Chief Executive Officer	2017	693,202	—	—	—	797,778	85,592	1,576,572
	2016	624,227	—	—	—	816,454	43,342	1,484,023
	2015	618,144	800,000	2,066,341	1,843,919	60,550	49,986	5,438,940

Erick R. Asmussen Senior Vice President and Chief Financial Officer	2017	443,724	—	—	—	334,061	48,424	826,209
	2016	429,005	—	—	—	345,837	31,444	806,286
	2015	258,269	—	1,024,632	914,340	27,625	49,353	2,274,219

John D. Moran Senior Vice President, General Counsel and Secretary	2017	404,945	—	—	—	257,510	43,236	705,691
	2016	393,150	—	—	—	267,233	29,346	689,729
	2015	112,500	—	597,702	533,365	5,363	46,315	1,295,245

________________________

(1)	Stock option awards fair values as of the date of the grant were determined to be $9.83 for Tranche A option awards and $8.93 for Tranche B option awards using the Monte Carlo option-pricing model.

(2)
The amounts shown in column (g) for 2017 reflect the amounts earned under the 2017 ICP, our annual incentive compensation plan, based on performance achieved for 2017. The material terms of the 2017 ICP are described in the Compensation Discussion and Analysis above. The amounts earned under the 2017 ICP were paid in April 2018.

(3)	The amounts shown in column (h) for 2017 are detailed in the following table:

	Retirement Savings Plan Contributions	SERP Annual Credit	SERP Interest Credit	Relocation	Total All Other Compensation
John G. Boss	22,275	61,983	1,334	—	85,592
Erick R. Asmussen	22,275	25,978	171	—	48,424
John D. Moran	22,275	20,109	119	733	43,236

Grants of Plan-Based Awards - Fiscal 2017
The following table presents information about grants of awards during the year ended December 31, 2017 under the 2017 ICP. There has not been any equity based activity that would require an additional compensation expense or otherwise trigger a charge to our earnings in 2017, and are therefore not reported in the table below:

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
	($)	($)	($)
(a)	(b) (1)	(c)	(d)
John G. Boss
2017 ICP	17,625	705,000	1,410,000
Erick R. Asmussen
2017 ICP	7,380	295,211	590,422
John D. Moran
2017 ICP	5,689	227,563	455,126

(1)	Threshold is calculated as the minimum level of achievement above zero, attainable within the Plan design.

Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
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

2017 Annual Incentive Compensation Plan (2017 ICP)
Information on the 2017 ICP targets, performance components, weightings, and payouts for each of our NEOs can be found in the Compensation Discussion and Analysis section of this report.

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

Outstanding Equity Awards - 2017 Fiscal Year-End
The following table presents information about outstanding and unexercised stock options and outstanding and unvested stock awards held by our NEOs as of December 31, 2017. The securities underlying the awards are shares of common stock of Momentive and were granted under the MPMH Equity Plan. See the Narrative to the Outstanding Equity Awards Table below for a discussion of this plan and the vesting conditions applicable to the awards.

	Option Awards			Stock Awards
Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexcercised Unearned Options	Options Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested

	(#)	($)		(#)	($)
(a)	(b)	(c)	(d)	(e)	(f) (1)
John G. Boss
MPMH Equity Plan
Tranche A Options (2)	118,580	10.25	4/10/2025	—	—
Tranche B Options (2)	118,580	10.25	4/10/2025	—	—
RSUs (3)				101,640	2,032,800
Erick R. Asmussen
MPMH Equity Plan
Tranche A Options (2)	58,800	10.25	7/20/2025	—	—
Tranche B Options (2)	58,800	10.25	7/20/2025	—	—
RSUs (3)				50,400	1,008,000
John D. Moran
MPMH Equity Plan
Tranche A Options (2)	34,300	10.25	9/24/2025	—	—
Tranche B Options (2)	34,300	10.25	9/24/2025	—	—
RSUs (3)				29,400	588,000
_________________

(1)	The market values shown in columns (f) are based on a $20.00 per share value which is the value of one share of common stock of Momentive as of December 31, 2017, as quoted on the OTCQX.

(2)
In May 2016, the Committee approved a repricing of the exercise price of the stock options from $20.33 per share to $10.25 per share. The Tranche A Option and Tranche B vest upon achievement of the Tranche A Performance Threshold ($20.00 per share) or the Tranche B Performance Threshold ($25.00 per share), as applicable.

(3)	These awards vest upon the fourth anniversary of the applicable grant date.

Option Exercises and Stock Vested - Fiscal 2017
There were no option exercises or RSUs that vested for our NEOs in fiscal 2017. Thus, the “Option Exercises and Stock Vested - Fiscal 2017” table has been omitted from this report.

Pension Benefits - Fiscal 2017
All of our NEOs were hired after MPM’s relevant qualified and non-qualified defined benefit pension plans were frozen and are therefore not eligible to participate in such plans.

Nonqualified Deferred Compensation - Fiscal 2017
The following table presents information with respect to each defined contribution plan that provides for the deferral of compensation on a basis that is not tax-qualified.
NONQUALIFIED DEFERRED COMPENSATION TABLE - FISCAL 2017

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings (Loss) in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
	($)	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d)	(e)	(f)
John G. Boss
MPM SERP	—	61,983	1,334	—	122,261
Erick R. Asmussen
MPM SERP	—	25,978	171	—	35,730
John D. Moran
MPM SERP	—	20,109	119	—	26,904
_________________

(1)
The amount shown in column (c) for the MPM SERP is included in the All Other Compensation column of the Summary Compensation Table for 2017. These amounts were earned in 2017 and credited to the accounts by the Company in 2018.

Narrative to the Nonqualified Deferred Compensation Table
MPM SERP
The MPM SERP was adopted by MPM in 2012 to provide certain of its executives and other highly compensated employees, including our NEOs, whose benefits under the MPM 401(k) Plan are limited by the benefit restrictions under the Internal Revenue Code. For such individuals, an annual contribution of 5% of eligible earnings above the maximum compensation that may be recognized under the MPM 401(k) Plan (in 2017, such amount was $270,000) is credited to the individuals MPM SERP account. The MPM SERP is an unfunded non-qualified plan. Account credits are made to the plan during the second quarter of each year. Interest credits are provided in the participant’s SERP accounts at an interest rate equal to the average annual return of the one year US Treasury Notes, with a minimum credit at an annual rate of 2.5%. Any amount held in the MPM SERP is paid to an employee on the six month anniversary of such employee’s termination of employment.
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

•
Upon an IPO occurring prior to the applicable vesting date, RSUs shall vest pro-rata in increments of 25% for each anniversary of the date of grant that has elapsed prior to the consummation of such IPO (e.g. if the IPO occurs on or after the third anniversary of the grant date but before the fourth anniversary, 75% of the RSUs would vest). Any remaining unvested RSUs following an IPO would remain outstanding, and eligible to vest in annual increments of 25% of the total RSUs originally granted, subject to a recipients continued employment through the applicable vesting date.

•	Upon a Sale occurring prior to the applicable vesting date, the RSUs, to the extent unvested, shall become fully vested, subject to the Grantee’s continued employment through the date of such Sale.

•
Stock option awards vest upon a Sale or IPO, but only if the price of Momentive’s share price exceeds the applicable performance thresholds, none of which would have been achieved as of December 31, 2017.

The following table describes payments our NEOs would have received had the individual’s employment been involuntarily terminated (other than for cause), including in connection with a change in control related to a Sale of the Company, as of December 31, 2017. The calculations are intended to provide reasonable estimates of the potential benefits, are based on numerous assumptions, and may not represent the actual amount an executive would receive if an eligible termination event were to occur.

Name	Cash Severance	Estimated Value of Non-Cash Benefits	2017 ICP	Restricted Stock Vesting
	($) (1)	($) (2)	($) (3)	($) (4)
John G. Boss	1,057,500	12,687	797,778	2,032,800
Erick R. Asmussen	454,171	10,876	334,061	1,008,000
John D. Moran	413,751	10,876	257,510	588,000
_____________

(1)	This column reflects cash severance payments due under the NEOs employment arrangement or under applicable severance guidelines, as described above, based on salary as of December 31, 2017.

(2)	This column reflects the estimated value of health care benefits and outplacement services for the NEOs. The values are based upon the cost of such benefits at December 31, 2017.

(3)
This column reflects the amount actually earned based on 2017 performance by each executive under the 2017 ICP, which would be paid if he was employed through December 31, 2017, but his employment was terminated by the Company without Cause or as a result of his death or disability prior to the scheduled payment date.

(4)
This column reflects the value of RSUs that would have vested assuming that a Sale had occurred as of December 31, 2017 and based on an $20.00 per share value which was the value of one share of common stock of Momentive as of December 31, 2017, as quoted on the OTCQX. This accelerated vesting of RSUs would occur at the time of a Sale and is not conditioned upon a termination of the NEOs employment.

Pay Ratio Disclosure

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and Regulation S-K, we are providing disclosure of the ratio of the total annual compensation of the principal executive officer ("PEO") to the median employee’s annual total compensation. The Company’s PEO is Mr. Boss.  Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

Median Employee Methodology

As permitted by the rule, in determining the median employee, the Company excluded approximately 190 non-US employees from the following countries, which represents less than 4% of our total U.S. and non-U.S. employee population: Argentina (2), Czech Republic (1), Malaysia (14), Mexico (20), Poland (1), Thailand (148) and United Arab Emirates (4). This administrative exclusion has an immaterial impact upon the identification of the median employee.
Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
The Company selected annual base salary as of October 2, 2017 as an appropriate measure of compensation for determining the median employee and it was annualized for those hired during 2017. We used annual total compensation for calculating the pay ratio.
2017 Pay Ratio
The annual total compensation for Mr. Boss, as reported in the Summary Compensation Table was $1,580,654. The annual total compensation of the median employee, calculated consistent with the Summary Compensation Table, was $78,465. The pay ratio was 20 to 1.

Director Compensation – Fiscal 2017
The following table presents information regarding the compensation earned with respect to 2017 to our directors who are not also NEOs and who served on the Board during the year.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
	($)	($)	($)
(a)	(b)	(c)	(d)
Mahesh Balakrishnan	82,500	75,000	157,500
Bradley J. Bell	122,500	75,000	197,500
Theodore (Ted) Butz	80,000	75,000	155,000
John D. Dionne	90,000	75,000	165,000
Samuel Feinstein (1)	75,000	93,758	168,758
Robert Kalsow-Ramos	92,500	75,000	167,500
Scott M. Kleinman	80,000	75,000	155,000
Julian Markby	90,000	75,000	165,000
Jeffrey M. Nodland	80,000	75,000	155,000
Marvin O. Schlanger	85,000	75,000	160,000

(1)
Mr. Feinstein became a director on November 3, 2016. In lieu of a prorated stock award in 2016, Mr. Feinstein was granted an award equal to 125% of the 2017 annual grant amount to take into account his service in the fourth quarter of 2016. At December 31, 2017, there were 4,103 Stock Awards outstanding for each of the directors listed, other than Mr. Feinstein, for whom 5,129 Stock Awards were outstanding.

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
The equity awards consist of RSUs which generally become 100% vested upon the first anniversary of the grant date, provided that the director provides services to the Company as a member of the Board through the first anniversary of the grant date. The RSUs may vest earlier upon a Sale.  With respect to any RSUs that become vested, such RSUs will be settled in shares of Momentive within sixty (60) days following the applicable vesting date, subject to certain conditions and limitations. In addition to containing certain restrictions on transferability and other customary terms and conditions, the RSU agreements include the following restrictive covenants:  (i) a 2 year post-termination of services non-solicitation of customers, suppliers, directors, officers, and employees; (ii) indefinite nondisclosure and non-disparagement covenants; and (iii) an assignment of intellectual property rights.

EQUITY COMPENSATION PLAN INFORMATION
The following table show the securities authorized for issuance under Momentive's equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to Be Issued Upon the Exercise of Outstanding Option and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(#)	($)	(#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	3,818,182	13.33	1,448,686
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Kalsow-Ramos and Balakrishnan, whose names appear on the Compensation Committee Report above, are employed by Apollo and Oaktree Capital Management, respectively, two of Momentive’s shareholders. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Committee during the fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (3) Exhibits
The Exhibits filed with this Amendment No. 1 are as follows:

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1†	MPM Holdings Inc. Restricted Stock Unit Grant Certificate (April , 2018)					X
31.1	Rule 13a-14 Certifications for MPM Holdings Inc.:					X
	(A) Certificate of the Chief Executive Officer					X
	(B) Certificate of the Chief Financial Officer					X
31.2	Rule 13a-14 Certifications for Momentive Performance Materials Inc.:					X
	(A) Certificate of the Chief Executive Officer					X
	(B) Certificate of the Chief Financial Officer					X
_____________
†    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date:	April 30, 2018	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	April 30, 2018	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer