Form 10-Q
period 2018-03-31
MPM Holdings Inc.; Momentive Performance Materials Inc.
filed 2018-05-15
CIK 1624826, 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐
The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on April 27, 2018, was 48,163,690 shares.
The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on April 27, 2018, was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-Q is a combined quarterly report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $1 at both March 31, 2018 and December 31, 2017)	$174	$174	$173	$174
Accounts receivable (net of allowance for doubtful accounts of $4 at both March 31, 2018 and December 31, 2017)	391	323	391	323
Inventories:
Raw materials	164	153	164	153
Finished and in-process goods	315	292	315	292
Other current assets	49	51	49	51
Total current assets	1,093	993	1,092	993
Investment in unconsolidated entities	20	19	20	19
Deferred income taxes	11	11	11	11
Other long-term assets	16	11	16	11
Property, plant and equipment:
Land	81	77	81	77
Buildings	349	338	349	338
Machinery and equipment	1,174	1,135	1,174	1,135
	1,604	1,550	1,604	1,550
Less accumulated depreciation	(416)	(383)	(416)	(383)
	1,188	1,167	1,188	1,167
Goodwill	220	216	220	216
Other intangible assets, net	297	300	297	300
Total assets	$2,845	$2,717	$2,844	$2,717
Liabilities and Equity
Current liabilities:
Accounts payable	$323	$286	$323	$286
Debt payable within one year	36	36	36	36
Interest payable	25	12	25	12
Income taxes payable	8	7	8	7
Accrued payroll and incentive compensation	83	68	83	68
Other current liabilities	97	103	95	102
Total current liabilities	572	512	570	511
Long-term liabilities:
Long-term debt	1,198	1,192	1,198	1,192
Pension and postretirement benefit liabilities	341	335	341	335
Deferred income taxes	60	60	60	60
Other long-term liabilities	75	74	75	74
Total liabilities	2,246	2,173	2,244	2,172
Commitments and contingencies (See Note 8)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,163,690 and 48,121,634 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively			—	—
Additional paid-in capital	869	868	867	866
Accumulated other comprehensive income (loss)	16	(18)	16	(18)
Accumulated deficit	(286)	(306)	(283)	(303)
Total equity	599	544	600	545
Total liabilities and equity	$2,845	$2,717	$2,844	$2,717

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions, except share and per share data)	2018	2017
Net sales	$657	$544
Cost of sales	503	446
Gross profit	154	98
Costs and expenses:
Selling, general and administrative expense	86	83
Research and development expense	17	15
Restructuring and discrete costs (See Note 4)	1	5
Other operating expense (income), net	1	3
Operating income (loss)	49	(8)
Interest expense, net (See Note 7)	20	19
Non-operating expense (income), net	3	2
Reorganization items, net	1	—
Income (loss) before income taxes and earnings from unconsolidated entities	25	(29)
Income tax expense (See Note 13)	6	1
Income (loss) before earnings from unconsolidated entities	19	(30)
Earnings from unconsolidated entities, net of taxes	1	—
Net income (loss)	$20	$(30)

Net income (loss) per share:
Net income (loss) per common share—basic	$0.42	$(0.62)
Net income (loss) per common share—diluted	$0.41	$(0.62)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,129,578	48,084,933
Weighted average common shares outstanding—diluted	48,652,135	48,084,933

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Net sales	$657	$544
Cost of sales	503	446
Gross profit	154	98
Costs and expenses:
Selling, general and administrative expense	86	82
Research and development expense	17	15
Restructuring and discrete costs (See Note 4)	1	5
Other operating expense (income), net	1	3
Operating income (loss)	49	(7)
Interest expense, net (See Note 7)	20	19
Non-operating expense (income), net	3	2
Reorganization items, net	1	—
Income (loss) before income taxes and earnings from unconsolidated entities	25	(28)
Income tax expense (See Note 13)	6	1
Income (loss) before earnings from unconsolidated entities	19	(29)
Earnings from unconsolidated entities, net of taxes	1	—
Net income (loss)	$20	$(29)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	MPM HOLDINGS INC.
	Three Months Ended March 31,
(In millions)	2018	2017
Net income (loss)	$20	$(30)
Other comprehensive income, net of tax:
Foreign currency translation	35	22
Net prior service credit	(1)	11
Other comprehensive income	34	33
Comprehensive income	$54	$3

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
(In millions)	2018	2017
Net income (loss)	$20	$(29)
Other comprehensive income, net of tax:
Foreign currency translation	35	22
Net prior service credit	(1)	11
Other comprehensive income	34	33
Comprehensive income	$54	$4

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2018	2017	2018	2017
Cash flows provided by (used in) operating activities
Net income (loss)	$20	$(30)	$20	$(29)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40	38	40	38
Unrealized actuarial losses from pensions and other post retirement liabilities	—	1	—	1
Deferred income tax benefit	(2)	(5)	(2)	(5)
Unrealized foreign currency losses	3	—	3	—
Amortization of debt discount and ABL deferred financing costs	6	6	6	6
Stock based compensation	1	1	1	1
Loss due to impaired and scrapped assets	—	3	—	3
Other non-cash adjustments	(1)	—	(1)	—
Net change in assets and liabilities:
Accounts receivable	(62)	(32)	(62)	(32)
Inventories	(26)	—	(26)	—
Accounts payable	37	(1)	37	(1)
Income taxes payable	1	(3)	1	(3)
Other assets, current and non-current	4	2	4	2
Other liabilities, current and non-current	15	3	14	2
Net cash provided by (used in) operating activities	36	(17)	35	(17)
Cash flows used in investing activities
Capital expenditures	(35)	(37)	(35)	(37)
Purchase of a business	—	(9)	—	(9)
Net cash used in investing activities	(35)	(46)	(35)	(46)
Cash flows used in financing activities
Net short-term debt repayments	(1)	—	(1)	—
ABL financing fees	(4)	—	(4)	—
Net cash used in financing activities	(5)	—	(5)	—
Decrease in cash, cash equivalents, and restricted cash	(4)	(63)	(5)	(63)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4	2	4	2
Cash, cash equivalents, and restricted cash at beginning of period	174	228	174	228
Cash, cash equivalents, and restricted cash at end of period	$174	$167	$173	$167
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$1	$1	$1	$1
Income taxes, net of refunds	7	9	7	9
Non-cash investing activity:
Capital expenditures included in accounts payable	$16	$18	$16	$18

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

MPM HOLDINGS INC.
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
(In millions, except share data)	Shares	Amount
Balance as of December 31, 2017	48,121,634	$—	$868	$(18)	$(306)	$544
Net income			—	—	20	20
Other comprehensive income			—	34	—	34
Stock-based compensation expense			1	—	—	1
Issuance of common stock	42,056	—	—	—	—	—
Balance as of March 31, 2018	48,163,690	$—	$869	$16	$(286)	$599

MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance as of December 31, 2017	$—	$866	$(18)	$(303)	$545
Net income	—	—	—	20	20
Other comprehensive income	—	—	34	—	34
Capital contribution from parent	—	1	—	—	1
Balance as of March 31, 2018	$—	$867	$16	$(283)	$600

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In millions, except share and per share data)

1. Business and Basis of Presentation
MPM Holdings Inc. (“Momentive”) is a holding company that conducts substantially all of its business through its subsidiaries. Momentive’s wholly owned subsidiary, MPM Intermediate Holdings Inc. (“Intermediate Holdings”), is a holding company for its wholly owned subsidiary, Momentive Performance Materials Inc. (“MPM” or the “Company”) and its subsidiaries. Momentive became the indirect parent company of MPM in accordance with MPM’s plan of reorganization (the “Plan”) pursuant to MPM’s emergence from Chapter 11 bankruptcy on October 24, 2014 (the “Effective Date” or the “Emergence Date”). Prior to its reorganization, MPM, through a series of intermediate holding companies, was controlled by investment funds managed by affiliates of Apollo Management Holdings, L.P. (together with Apollo Global Management, LLC and subsidiaries, “Apollo”). Unless otherwise noted, references to “we,” “us,” “our” or the “Company” refer collectively to Momentive and MPM and their subsidiaries, and, unless otherwise noted, the information provided pertains to both Momentive and MPM. Differences between the financial results of Momentive and MPM represent certain management expenses of and cash received by Momentive and therefore are not consolidated within the results of MPM.

Based in Waterford, New York, the Company is comprised of four reportable segments: Performance Additives, Formulated and Basic Silicones, Quartz Technologies and Corporate. Performance Additives is a global business engaged in the manufacture, sale and distribution of urethane additives, silicone fluids and silanes. Formulated and Basic Silicones is a global business engaged in the manufacture, sale and distribution of coatings, electronics materials, elastomers, sealants, and basic silicone fluids. Quartz Technologies, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. Corporate includes corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions.
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
Year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes included in Momentive, MPM and their subsidiaries’ most recent Annual Report on Form 10-K for the year ended December 31, 2017.

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
Reclassifications—Certain prior period balances have been reclassified to conform with current presentations.
Net Income (Loss) Per Share—Momentive calculates earnings per share as the ratio of net income (loss) to weighted average basic and diluted common shares outstanding.
Stock-Based Compensation—The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors based on estimated fair values, in accordance with ASC 718, Compensation – Stock Compensation. The fair value of stock options granted is calculated using a Monte Carlo option-pricing model on the date of the grant, and the fair value of Restricted Stock Units are valued using the fair market value of the Company’s common stock on the date of grant. Compensation expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). See Note 9 for additional details regarding stock-based compensation.

Business Acquisitions—In January 2017 the Company acquired the operating assets of Sea Lion Technology, Inc. to further support the Silanes business of its Performance Additives segment. The Company previously had a tolling relationship with Sea Lion Technology, Inc. on their site. The acquisition enabled the Company to further strategically leverage its assets in support of the NXT* silane business. The Company paid $9 in cash to acquire Sea Lion Technology, Inc., and acquired substantially all of its property, plant and equipment. This acquisition was not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

The acquisition was accounted for using the purchase method of accounting and the allocation of the purchase price inclusive of identification and measurement of the fair value of tangible and intangible assets. The Company engaged specialists to assist in the valuation of tangible and intangible assets. The table below summarizes the initial purchase price allocation to the fair value of assets acquired at the acquisition date. Goodwill is calculated as the excess of the purchase price over the total assets recognized and represents the estimated future economic benefits arising from expected synergies and growth opportunities for the Company. All of the goodwill and intangible assets are deductible for tax purposes.

Property, plant & equipment	$7
Goodwill	1
Intangible assets	1
Purchase price of the business acquisition	$9
*NXT is a trademark of Momentive Performance Materials Inc.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Board Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Additionally, in March 2016, the FASB issued Accounting Standards Board Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Board Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued Accounting Standards Board Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which provides clarifying guidance in certain narrow areas and adds some practical expedients. In December 2016, the FASB issued Accounting Standards Board Update No. 2016-20, Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers (“ASU 2016-20”), which facilitates 13 technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. In September 2017, the FASB issued Accounting Standards Board Update No. 2017-13: Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) (“ASU 2017-13”), which clarifies transition provisions for certain public business entities. The effective dates for the ASUs issued in 2016 and 2017 are the same as the effective date for ASU 2014-09. On January 1, 2018, the Company adopted ASU 2014-09 and all the related amendments: ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-13, together deemed as new revenue standard - Accounting Standards Codification Topic 606 Revenue from Contracts with Customers, using the modified retrospective method on contracts that are not yet complete as of the initial application of the new revenue standard. The adoption of ASU 2014-09 did not materially impact the Company’s financial statements, as the Company’s sales revenue continues to be recognized when the transfer of control of the products occurs dictated by the commercial terms governing the arrangement and evaluation of the transfer of the risks and rewards.
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (ASC 842) (“ASU 2016-02”). Pursuant to the guidance in ASU 2016-02, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. In September 2017, the FASB issued Accounting Standards Board Update No. 2017-13: Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which clarifies transition provisions for certain public business entities. In January 2018, the FASB issued Accounting Standards Update No. 2018-01: Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient related to expired and existing land easements. The effective dates for the ASUs issued in 2017 and 2018 are the same as the effective date for ASU 2016-02. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company has identified its substantial leases impacted by ASC 842 and expects this impact to be material due to the need to recognize the Company’s operating leases on its balance sheet as a right-of-use asset and a lease liability.
In August 2016, the FASB issued Accounting Standards Board Update No. 2016-15: Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides new guidance designed to reduce existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU addresses eight specific cash flow issues, of which the following are expected to be applicable to the Company: 1) debt prepayment and extinguishment costs, 2) proceeds from settlement of insurance claims, 3) distributions received from equity method investments, and 4) separately identifiable cash flows and application of the predominance principle. In addition, in November 2016, the FASB issued Accounting Standards Board Update No. 2016-18: Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. These ASUs will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods, with retrospective application to each period presented being required and early adoption is permitted. On January 1, 2018, the Company adopted ASU 2016-15 and ASU 2016-18, resulting in an immaterial modification of the Company's current disclosures and reclassifications within the consolidated statement of cash flows.
In January 2017, the FASB issued Accounting Standards Board Update No. 2017-01: Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The ASU clarifies the definition of business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods with prospective application with impacts on the Company’s consolidated financial statements that may vary depending on each specific acquisition. Early adoption is conditionally permitted. On January 1, 2018, the Company adopted ASU 2017-01, and this ASU did not have a significant impact on its financial statements or disclosures.
  In January 2017, the FASB issued Accounting Standards Board Update No. 2017-04: Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, which eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount. The amendments in this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard as of October 1, 2017, and this ASU did not have a significant impact on its financial statements or disclosures.
In February 2017 the FASB issued Accounting Standards Board Update No. 2017-05: Other Income - Gains and Loss from Derecognition of Nonfinancial Assets (subtopic 610-20). The amendments in this ASU provide clarification that nonfinancial assets within the scope of ASC 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty and that an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations. The amendments in this ASU also require entities to de-recognize a distinct non-financial asset or distinct in substance non-financial asset in a partial sale transaction when it (1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with ASC 810 and (2) transfers control of the asset in accordance with ASC 606. The amendments to this ASU are effective in fiscal years beginning after December 15, 2017, including interim periods within those annual periods. On January 1, 2018, the Company adopted ASU 2017-05 and the adoption of the amendments in this ASU did not have a significant impact on the Company’s consolidated financial statements.
In March 2017 the FASB issued Accounting Standards Update No. 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires entities to: 1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and 2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, ASU 2017-07 requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. ASU 2017-07’s amendments are effective for interim and annual periods beginning after December 15, 2017. On January 1, 2018, the Company adopted ASU 2017-07, resulting in an impact on the Company’s consolidated income statements. As discussed in Note 10, the Company discloses various components of net benefit cost in the specific pension and other postretirement benefit plans footnote as the basis for the retrospective application.
In May 2017 the FASB issued Accounting Standards Update No. 2017-09: Compensation - Stock Compensation (Topic 718). The amendments in the ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The ASU’s amendments are effective for interim and annual periods beginning after December 15, 2017. An entity needs to apply the amendments in this ASU on a prospective basis to an award modified on or after the adoption date. The Company adopted this standard as of January 1, 2018, and this ASU did not have a significant impact on its financial statements or disclosures.
All other new accounting pronouncements issued but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have an impact once adopted.
3. Revenue Recognition
Revenue is recognized when obligations under the terms of a contract or purchase order from a customer of the Company are satisfied. The payment terms under a contract are generally defined within the relevant contract or the purchase order. Standard payment terms are generally within 30-45 days of the invoice. For the purpose of allocation of price to the distinct deliverables within a contract with a customer, the Company assesses the materiality of multiple explicit or implicit distinct deliverables in the contract. Generally, the revenue recognition occurs with the transfer of control of the product underlying the contract/purchase order dictated by the commercial terms governing the arrangement and evaluation of the transfer of risk and rewards. The Company has determined that the transfer of risks and rewards is the strongest indicator of the point in time that control has transferred to the customer, and the indicator is largely dictated by the relevant shipping terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods net of estimated allowances and returns. Contracts are negotiated over a long time horizon, during which there will inevitably be fluctuations in fixed and variable costs. The exact amount of the price increases for fixed and variable cost may or may not be explicitly stated in the contract with the customer. Such change may be specified via escalation of the base prices based on costs at contract inception.
The Company determined the fixed and variable considerations of its contracts with customers at the date of adoption on January 1, 2018, and performed a single, standalone selling price allocation to all of the distinct deliverables in the contracts with each customer. The Company expenses the contract origination costs whose amortization period, if any, is expected to be less than one year.
The Company does not recognize revenue on contracts that convey the right to a customer to return the product for reasons other than the product being damaged or defective, recognizing revenue only when payment is received or the right to return the product expires.
Shipping and handling costs that are billed to customers are included in Net sales in the Consolidated Statements of Operations. The Company treats shipping and handling costs that occur after transfer of control as a fulfillment activity and accordingly accrues for such costs at the time of shipment. Sales, value add, and other taxes that the Company collects concurrent with revenue-producing activities are excluded from revenue.
    The following table disaggregates our net sales by end market:

	Quarter ended March 31,
End Market:	2018	2017
Agriculture	14	11
Automotive	124	106
Construction	67	59
Consumer	148	135
Electronics	43	38
Energy	16	13
Healthcare	17	14
Industrial	153	112
Personal Care	59	45
Textiles	16	11
Total net sales	657	544
Net sales by end market is the information outside of the Company’s financial statements which was provided in the past. The Company believes net sales by end market is the most relevant disaggregation information for the Company. The Performance Additives and Formulated and Basic Silicones segments cater to all of the end markets whereas the Quartz Technologies segment primarily caters to the industrial and electronics end markets.
4. Restructuring Expenses and Discrete Costs

Included in restructuring and discrete costs are costs related to restructuring (primarily severance payments associated with work force reductions) and services and other expenses associated with cost optimization programs and transformation savings activities.

The following table sets forth the changes in the restructuring reserve related to severance. Included in this table are minor restructuring programs that were undertaken by the Company in different locations, none of which were individually material. These costs are primarily related to workforce reductions:

Total
Accrued liability at December 31, 2017	4
Restructuring charges	—
Adjustments	—
Payments	(2)
Accrued liability at March 31, 2018	$2

For the three months ended March 31, 2018 and 2017, the Company recognized other costs of $1 and $4, respectively. The costs in 2018 and 2017 were primarily comprised of one-time expenses for services and integration and are included in “Restructuring and discrete costs” in the Condensed Consolidated Statements of Operations. Refer to Note 11 for further details regarding these costs.

5. Related Party Transactions
Transactions with Hexion
Shared Services Agreement

In October 2010, the Company entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent and thereafter, an entity controlled by a significant shareholder of the Company) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, legal, information technology hardware, and procurement services. The Shared Services Agreement establishes certain criteria upon which the cost of such services are allocated between the Company and Hexion. The Shared Services Agreement was renewed for one year starting in October 2017, is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2018 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
Pursuant to the Shared Services Agreement, during the three months ended March 31, 2018 and 2017, the Company incurred approximately $7 and $14, respectively, of net costs for shared services and Hexion incurred approximately $8 and $22, respectively, of net costs for shared services. Included in the net costs incurred during the three months ended March 31, 2018 and 2017, were net billings from Hexion to the Company of $3 and $9, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts payable to Hexion of $2 and $3 at March 31, 2018 and December 31, 2017, respectively, and no accounts receivable from Hexion under this agreement.
Other Transactions with Hexion
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the three months ended March 31, 2018 and 2017, the Company sold $7 and $5, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products for all periods. As of March 31, 2018 and December 31, 2017, the Company had accounts receivable from Hexion related to the distribution agreement of $3 and $2, respectively.

The Company also sells other products to, and purchases products from Hexion. These transactions were not material as of March 31, 2018 and 2017.
Purchases and Sales of Products and Services with Affiliates other than Hexion.

The Company also sells products to, and purchases products from its affiliates other than Hexion. These transactions were not material as of March 31, 2018.

6. Fair Value Measurements
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

Recurring Fair Value Measurements
At both March 31, 2018 and December 31, 2017, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counter-parties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2018.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
March 31, 2018
Debt	$1,234	$—	$1,401	$—	$1,401
December 31, 2017
Debt	$1,228	$—	$1,391	$—	$1,391
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

7. Debt Obligations
As of March 31, 2018 and December 31, 2017, the Company had no outstanding borrowings under its senior secured asset-based revolving loan facility (the “ABL Facility”). On March 2, 2018, the Company entered into an amendment to its ABL Facility to extend the maturity of the ABL Facility from October 2019 to March 2, 2023 and increase the commitments under the ABL Facility by $30 for a total of $300, incurring $4 of fees for this amendment which is being amortized through March 2, 2023 on a straight line basis. Outstanding letters of credit under this revised ABL Facility at March 31, 2018 were $56, leaving an unused borrowing capacity of $244.
As of March 31, 2018, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.
At March 31, 2018, the weighted average interest rate of the Company’s long term debt was 4.35%.

Debt outstanding at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018		December 31, 2017
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First-Priority Senior Secured Notes due 2021 (includes $80 and $85 of unamortized debt discount, respectively)	1,020	—	1,015	—
4.69% Second-Priority Senior Secured Notes due 2022 (includes $24 and $25 of unamortized debt discount, respectively)	178	—	177	—
Other Borrowings:
China bank loans	—	36	—	36
Total debt	$1,198	$36	$1,192	$36
Momentive is not an obligor under the debt obligations above. MPM is a borrower under the ABL Facility and the issuer of the secured notes, which are fully and unconditionally guaranteed by certain subsidiaries of MPM (see Note 15).

8. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $3 and $4 at March 31, 2018 and December 31, 2017, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
In connection with the bankruptcy cases, in September 2014, BOKF, NA, as trustee (the “First Lien Trustee”) for MPM’s previously issued 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”), and Wilmington Trust, National Association, as trustee (the “1.5 Lien Trustee” and together with the First Lien Trustee, the “Appellants”) for MPM’s previously issued 10% Senior Secured Notes due 2020 (the “Old Secured Notes”) jointly appealed to the U.S. District Court for the Southern District of New York (the “District Court”) seeking reversal of the U.S. Bankruptcy Court of the Southern District of New York’s (the “Bankruptcy Court”) determinations that the interest rates on the 3.88% First Lien Notes due 2021 (the “First Lien Notes”) and the 4.69% Second Lien Notes due 2022 (the “Second Lien Notes”) under the Plan of Reorganization was proper and in accordance with United States Bankruptcy Code. In May 2015, the District Court affirmed the Bankruptcy Court’s rulings, and the trustees subsequently appealed the District Court decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). In October 2017, the Second Circuit reversed the District Court’s determination with respect to the interest rates and remanded the issue to the Bankruptcy Court for further proceedings. An adverse resolution of this matter could result in an obligation by the Company to make a catch-up payment for past due interest and an increase in the Company’s interest costs going forward. At this time, the Company is unable to estimate any reasonably possible loss, or range of losses, with regard to this matter.

Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both March 31, 2018 and December 31, 2017, the Company had recognized total obligations of approximately $12 for remediation costs at the Company’s manufacturing facilities and off-site landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
Included in these liabilities is $8 related to groundwater treatment at the Company’s Waterford, NY site. In 1988, a consent decree was signed with the State of New York which requires recovery of groundwater at the site to contain migration of specified contaminants in the groundwater. A groundwater pump and treat system and groundwater monitoring program are currently operational to implement the requirements of this consent decree.
Due to the long-term nature of the project and the uncertainty inherent in estimating future costs of implementing this program, this liability was recorded at its net present value, which assumes a 3% discount rate and an estimated time period of 50 years and is included in our total obligations as discussed above. The undiscounted obligations, which are expected to be paid over the estimated period, are approximately $17. Over the next five years the Company expects to make ratable payments totaling approximately $2.

9. Equity Plans and Stock Based Compensation
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
The following is a summary of key terms of the stock-based awards granted under the MPMH Equity Plan:

Award	Vesting Terms	Option/Unit Terms
Stock Options—Tranche A	Performance-based and market-based upon achievement of targeted common stock prices either through a Sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Stock Options—Tranche B	Performance-based and market-based upon achievement of targeted common stock prices either through a Sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Employees and NEOs Restricted Stock Units grant	Cliff vest four years after grant date; Immediate vesting upon a Sale and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA
Directors Restricted Stock Units grant	Cliff vest annually after grant date; Immediate vesting upon a Sale as defined in the MPMH Equity Plan	NA
Stock Options
The estimated fair values of Stock Options granted and the assumptions used for the Monte Carlo option-pricing model were as follows:

	March 31, 2018		March 31, 2017
	Tranche A	Tranche B	Tranche A	Tranche B
Estimated grant date fair values	$9.83	$8.93	$9.83	$8.93
Assumptions:
Strike Price	$10.25	$10.25	$10.25	$10.25
Risk-free interest rate	0.80%	0.80%	0.80%	0.80%
Expected term	1.62 years	1.62 years	1.62 years	1.62 years
Expected volatility	60.00%	60.00%	60.00%	60.00%
Tranche Market Threshold	$20.00	$25.00	$20.00	$25.00

Information on Stock Options activity is as follows:

	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at January 1, 2018	782,040	$10.33	782,040	$10.33
Granted	—		—
Exercised	—		—
Forfeited	—		—
Expired	—		—
Balance as of March 31, 2018	782,040	$10.33	782,040	$10.33

As there have been no performance and market based achievements since the date of the original grant, there has been no compensation expense recorded during the three months ended March 31, 2018 and 2017 with respect to stock options. At both March 31, 2018 and December 31, 2017, unrecognized compensation expense related to non-vested stock options was $15. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance condition becomes probable.
Restricted Stock Units
Information on Restricted Stock Units activity is as follows:

	Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Balance at January 1, 2018	712,376	$19.92
Granted	30,870	24.30
Vested	(42,056)	18.28	1
Forfeited	—
Expired	—
Balance as of March 31, 2018	701,190	$20.25
The fair market values related to the RSUs at the different grant dates were derived from material financial weighted analysis of the Company’s value as implied at emergence from Chapter 11 Bankruptcy or by the sales of stock completed with related parties and adjusted to reflect current and future market conditions and the Company’s expected financial performances at the grant date. The material financial weighted analysis consisted of (i) a discounted cash flow analysis, (ii) a selected publicly traded company analysis and (iii) a selected transactions analysis. The employees’ and named executive officers’ RSUs are 100% vested upon the fourth anniversary of the date of grant (“Scheduled Vesting Date”) provided that the grantee remains continuously employed in active service by the Company or one of its affiliates from the date of grant through the Scheduled Vesting Date. The directors’ RSUs are 100% vested upon the first anniversary of the date of grant.
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
There were no performance-based achievements during the three months ended March 31, 2018. The fair value of the Company’s RSUs, net of forfeitures, is expensed on a straight-line basis over the required service period.
Stock-based compensation expense related to the RSU awards was approximately $1 for both the three months ended March 31, 2018 and 2017. As of March 31, 2018, unrecognized compensation related to RSU awards was $4 and expense will be recognized over the remaining 1.13 years vesting period. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
Although the MPMH Equity Plan, under which the above awards were granted, was issued by Momentive, substantially all of the underlying compensation cost represents compensation costs paid by Momentive on MPM’s behalf, as a result of the MPM’s employees’ services to MPM. Upon vesting of awards, Momentive will issue new stock to deliver shares under the MPMH Equity Plan.

10. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement (benefit) expense for the three months ended March 31, 2018 and 2017:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended March 31,				Three Months Ended March 31,
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost (1)	$2	$3	$2	$3	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	1	2	1	—	—	—	—
Expected return on assets	(3)	—	(2)	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Actuarial loss (2)	—		—	—	—	—	1	—
Net periodic benefit cost	$1	$4	$2	$4	$(1)	$—	$—	$—

(1)
Service cost of $4 and $1 were recorded in Cost of sales and Selling, general and administrative expense, respectively, for both the three months ended March 31, 2018 and 2017. All non-service costs are included in Non-operating expense (income), net in the unaudited Condensed Consolidated Statements of Operations.

(2)
The actuarial loss on U.S. non-pension post-retirement benefit plans of $1 during the three months ended March 31, 2017 relates to the decrease in discount rate as a result of the re-measurement of the accumulated postretirement benefit obligation on company sponsored post-retiree medical, dental, vision and life insurance benefit plans. This was triggered by plan provision changes for active retirees and employees. The Company recorded this expense in Non-operating expense (income), net in the unaudited Condensed Consolidated Statements of Operations.

11. Segment Information and Customers
The Company’s segments are based on the products that the Company offers and the markets that it serves. The Performance Additives segment is engaged in the manufacture, sale and distribution of specialty silanes, silicone fluids and urethane additives. The Formulated and Basic Silicones segment is engaged in the manufacture, sale and distribution of sealants, electronics materials, coatings, elastomers and basic silicone fluids. The Quartz Technologies segment is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. In addition, the Corporate segment consists of corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions.
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

Net Sales(1):

	Three Months Ended March 31,
	2018	2017
Performance Additives	$248	$220
Formulated and Basic Silicones	357	275
Quartz Technologies	52	49
Total	$657	$544

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended March 31,
	2018	2017
Performance Additives	$54	$47
Formulated and Basic Silicones	41	24
Quartz Technologies	9	7
Corporate	(10)	(9)
Total	$94	$69

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
	2018	2017
Performance Additives	$54	$47
Formulated and Basic Silicones	41	24
Quartz Technologies	9	7
Corporate	(10)	(8)
Total	$94	$70

Reconciliation of Net Income (Loss) to Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended March 31,
	2018	2017
Net income (loss)	$20	$(30)
Interest expense, net	20	19
Income tax expense	6	1
Depreciation and amortization	40	38

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$6	$6
Unrealized losses on pension and postretirement benefits	—	1
Restructuring and discrete costs	1	34
Reorganization items, net	1	—
Segment EBITDA	$94	$69

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
	2018	2017
Net income (loss)	$20	$(29)
Interest expense, net	20	19
Income tax expense	6	1
Depreciation and amortization	40	38

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$6	$6
Unrealized losses on pension and postretirement benefits	—	1
Restructuring and discrete costs	1	34
Reorganization items, net	1	—
Segment EBITDA	$94	$70

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses.
For the three months ended March 31, 2018 and 2017, non-cash charges primarily included loss due to the scrapping of certain assets, stock based compensation expense, and net foreign exchange transaction gains and losses related to certain intercompany arrangements. In addition, for the three months ended March 31, 2017, non-cash charges also included asset impairment charges.
For the three months ended March 31, 2017, unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations.
For the three months ended March 31, 2018 and 2017, restructuring and discrete costs included one-time expenses for services and integration. In addition, for the three months ended March 31, 2017, these costs also included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, NY facility and restructuring.

12. Changes in Accumulated Other Comprehensive (Loss) Income
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$30	$(48)	$(18)	$17	$(93)	$(76)
Other comprehensive income before reclassifications, net of tax (1)	—	35	35	12	22	34
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	(1)	—	(1)	(1)	—	(1)
Net other comprehensive (loss) income	(1)	35	34	11	22	33
Ending balance	$29	$(13)	$16	$28	$(71)	$(43)

(1)
Other comprehensive income related to defined benefit pension and postretirement plans for the three months ended March 31, 2017, represents the recognition of prior service benefits of $18, with the corresponding decrease in the projected benefit obligation following certain plan provision changes, reduced by tax expenses of $6, for the three months ended March 31, 2017 (see Note 10).

13. Income Taxes
The effective tax rate was 24% for both Momentive and MPM, for the three months ended March 31, 2018 and (3)% and (4)% for Momentive and MPM, respectively, for the three months ended March 31, 2017. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, tax impact of recognition of net prior service benefit following certain plan provision changes, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the three months ended March 31, 2018, income taxes included favorable discrete tax adjustments of $1 pertaining to the resolution of certain tax matters in non-U.S. jurisdictions. For the three months ended March 31, 2017, income taxes included favorable discrete tax adjustments of $5 pertaining to benefits curtailment, and the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of March 31, 2018 and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $36, which could result in a tax obligation of $11, based on currency exchange rates as of March 31, 2018. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

In December 2017, The Tax Cuts & Jobs Act (the “TCJA”) was enacted into law. The TCJA decreased the federal corporate tax rate to 21%, imposed a one-time transition tax on previously unremitted foreign earnings, and modified the taxation of other income and expense items. The Company’s 2017 financial statements reflected provisional estimates for the one-time transition tax on the untaxed post -1986 earnings & profits (E&P) of our foreign subsidiaries, excluding our foreign branches. During the first quarter of 2018, the Company did not record any material adjustments to the provisional amounts recorded in the fourth quarter of 2017 related to the deemed repatriated earnings as it continues to obtain, prepare, and analyze information and evaluate legislative and authoritative guidance being issued.

14. Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share attributable to Momentive for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in millions, except share data)	2018	2017
Net income (loss)	$20	$(30)
Weighted average common shares—basic	48,129,578	48,084,933
Effect of dilutive potential common shares	522,557	—
Weighted average shares outstanding—diluted	48,652,135	48,084,933
Net income (loss) per common share—basic	$0.42	$(0.62)
Net income (loss) per common share—diluted	$0.41	$(0.62)
Antidilutive employee share-based awards, excluded	—	159,196
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
Due to the losses recognized during the three months ended March 31, 2017, there is no effect for potentially dilutive shares for that period.

15. Guarantor/Non-Guarantor Subsidiary Financial Information
As of March 31, 2018, the Company had outstanding $1,100 in aggregate principal amount of 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and $202 in aggregate principal amount of 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”). The notes are fully and unconditionally, jointly and severally guaranteed on a senior secured basis by each of MPM’s existing 100% owned U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and MPM’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of MPM or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 of (i) Momentive Performance Materials Inc. (“Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
MARCH 31, 2018
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0, $1 and $1, respectively)	$2	$3	$168	$—	$173
Accounts receivable	—	107	284	—	391
Due from affiliates	—	98	44	(142)	—
Inventories:
Raw materials	—	79	85	—	164
Finished and in-process goods	—	145	170	—	315
Other current assets	—	11	38	—	49
Total current assets	2	443	789	(142)	1,092
Investment in unconsolidated entities	1,706	409	20	(2,115)	20
Deferred income taxes	—	—	11	—	11
Other long-term assets	4	—	12	—	16
Intercompany loans receivable	329	992	138	(1,459)	—
Property, plant and equipment, net	—	541	647	—	1,188
Goodwill	—	105	115	—	220
Other intangible assets, net	—	119	178	—	297
Total assets	$2,041	$2,609	$1,910	$(3,716)	$2,844
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$108	$215	$—	$323
Due to affiliates	4	44	94	(142)	—
Debt payable within one year	—	—	36	—	36
Interest payable	25	—	—	—	25
Income taxes payable	—	—	8	—	8
Accrued payroll and incentive compensation	—	50	33	—	83
Other current liabilities	—	32	63	—	95
Total current liabilities	29	234	449	(142)	570
Long-term liabilities:
Long-term debt	1,198	—	—	—	1,198
Intercompany loans payable	214	520	725	(1,459)	—
Pension and retirement benefit liabilities	—	135	206	—	341
Deferred income taxes	—	—	60	—	60
Other long-term liabilities	—	14	61	—	75
Total liabilities	1,441	903	1,501	(1,601)	2,244
Total equity (deficit)	600	1,706	409	(2,115)	600
Total liabilities and equity	$2,041	$2,609	$1,910	$(3,716)	$2,844

MOMENTIVE PERFORMANCE MATERIALS INC.
DECEMBER 31, 2017
CONDENSED CONSOLIDATING BALANCE SHEETS

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0, and $1, respectively)	$14	$1	$159	$—	$174
Accounts receivable	—	94	229	—	323
Due from affiliates	3	62	40	(105)	—
Inventories:
Raw materials	—	76	77	—	153
Finished and in-process goods	—	132	160	—	292
Other current assets	—	11	40	—	51
Total current assets	17	376	705	(105)	993
Investment in unconsolidated entities	1,640	339	19	(1,979)	19
Deferred income taxes	—	—	11	—	11
Other long-term assets	—	1	10	—	11
Intercompany loans receivable	288	978	116	(1,382)	—
Property, plant and equipment, net	—	546	621	—	1,167
Goodwill	—	105	111	—	216
Other intangible assets, net	—	122	178	—	300
Total assets	$1,945	$2,467	$1,771	$(3,466)	$2,717
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$95	$191	$—	$286
Due to affiliates	—	40	65	(105)	—
Debt payable within one year	—	—	36	—	36
Interest payable	12	—	—	—	12
Income taxes payable	—	—	7	—	7
Accrued payroll and incentive compensation	—	39	29	—	68
Other current liabilities	—	33	69	—	102
Total current liabilities	12	207	397	(105)	511
Long-term liabilities:
Long-term debt	1,192	—	—	—	1,192
Intercompany loans payable	196	469	717	(1,382)	—
Pension and retirement benefit liabilities	—	137	198	—	335
Deferred income taxes	—	—	60	—	60
Other long-term liabilities	—	14	60	—	74
Total liabilities	1,400	827	1,432	(1,487)	2,172
Total equity (deficit)	545	1,640	339	(1,979)	545
Total liabilities and equity (deficit)	$1,945	$2,467	$1,771	$(3,466)	$2,717

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2018
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$305	$529	$(177)	$657
Cost of sales	—	252	428	(177)	503
Gross profit	—	53	101	—	154
Costs and expenses:
Selling, general and administrative expense	—	53	33	—	86
Research and development expense	—	11	6	—	17
Restructuring and discrete costs	—	1	—	—	1
Other operating (income) expense, net	—	1	—	—	1
Operating (loss) income	—	(13)	62	—	49
Interest expense (income), net	18	(6)	8	—	20
Non-operating expense (income), net	—	(4)	7	—	3
Reorganization items, net	—	1	—	—	1
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(18)	(4)	47	—	25
Income tax expense	—	—	6	—	6
(Loss) income before earnings (losses) from unconsolidated entities	(18)	(4)	41	—	19
Earnings (losses) from unconsolidated entities, net of taxes	38	42	1	(80)	1
Net income (loss)	$20	$38	$42	$(80)	$20
Comprehensive income (loss)	$54	$73	$69	$(142)	$54

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$261	$444	$(161)	$544
Cost of sales	—	244	363	(161)	446
Gross profit	—	17	81	—	98
Selling, general and administrative expense	—	44	38	—	82
Research and development expense	—	10	5	—	15
Restructuring and discrete costs	—	3	2	—	5
Other operating expense (income), net	—	2	1	—	3
Operating income (loss)	—	(42)	35	—	(7)
Interest expense (income), net	18	(7)	8	—	19
Non-operating expense (income), net	—	—	2	—	2
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(18)	(35)	25	—	(28)
Income tax (benefit) expense	—	(6)	7	—	1
(Loss) income before (losses) earnings from unconsolidated entities	(18)	(29)	18	—	(29)
(Losses) earnings from unconsolidated entities, net of taxes	(11)	18	—	(7)	—
Net (loss) income	$(29)	$(11)	$18	$(7)	$(29)
Comprehensive income (loss)	$4	$23	$37	$(60)	$4

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2018
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$8	$(43)		$70		$—	$35
Cash flows (used in) provided by investing activities:						\
Capital expenditures	—	(9)		(26)		—	(35)
Return of capital from subsidiary from sales of accounts receivable	—	11	(a)	—		(11)	—
	—	2		(26)		(11)	(35)
Cash flows (used in) provided by financing activities:
Net short-term debt (repayments) borrowings	—	—		(1)		—	(1)
Net intercompany loan (repayments) borrowings	(16)	43		(27)		—	—
ABL financing fees	(4)	—		—		—	(4)
Return of capital to parent from sales of accounts receivable	—	—		(11)	(a)	11	—
	(20)	43		(39)		11	(5)
Decrease in cash, cash equivalents, and restricted cash	(12)	2		5		—	(5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—		4		—	4
Cash, cash equivalents, and restricted cash at beginning of period	14	1		159		—	174
Cash, cash equivalents, and restricted cash at end of period	$2	$3		$168		$—	$173

(a)
During the three months ended March 31, 2018, Momentive Performance Materials USA LLC contributed receivables of $11 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the three months ended March 31, 2018, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED MARCH 31, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(9)	$(7)		$(1)		$—	$(17)
Cash flows (used in) provided by investing activities:
Capital expenditures	—	(14)		(23)		—	(37)
Purchase of business	—	(9)		—		—	(9)
Return of capital from subsidiary from sales of accounts receivable	—	11	(a)	—		(11)	—
	—	(12)		(23)		(11)	(46)
Cash flows (used in) provided by financing activities:
Net intercompany loan (repayments) borrowings	2	18		(20)		—	—
Return of capital to parent from sales of accounts receivable	—	—		(11)	(a)	11	—
	2	18		(31)		11	—
Decrease in cash, cash equivalents, and restricted cash	(7)	(1)		(55)		—	(63)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—		2		—	2
Cash, cash equivalents, and restricted cash at beginning of period	39	1		188		—	228
Cash, cash equivalents, and restricted cash at end of period	$32	$—		$135		$—	$167

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

Within the following discussion, unless otherwise stated, “the first quarter of 2018” refers to the three months ended March 31, 2018, and “the first quarter of 2017” refers to the three months ended March 31, 2017.

Forward-Looking and Cautionary Statements
Certain statements in this press release are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to our transformation and restructuring activities, growth and productivity initiatives, anticipated cost savings, growth, and market recovery, the impact of work stoppage and other incidents on our operations and competitiveness. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the impact of work stoppage and other incidents on our operations, changes in governmental regulations or interpretations thereof and related compliance and litigation costs, adverse rulings in litigation, difficulties with the realization of cost savings in connection with our global restructuring, transformation and strategic initiatives, including transactions with our affiliate, Hexion Inc., pricing actions by our competitors that could affect our operating margins, the impact of our growth and productivity investments, our ability to realize the benefits there from, and the timing thereof, our ability to obtain additional financing, and the other factors listed in the Risk Factors section of our SEC filings. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Overview and Outlook
Business Overview
At March 31, 2018, we had four reportable segments: Performance Additives, Formulated and Basic Silicones, Quartz Technologies, and Corporate.
Our Performance Additives segment is one of the leading manufacturers of specialty silanes, silicone fluids, and urethane additives. Our liquid additives are key ingredients in our customers’ products and are used to improve or enable the performance characteristics and processability of a variety of products across different end-markets including automotive, personal care, agriculture, consumer and construction. Our silicone fluids and urethane additives Performance Additives product lines are developed using a range of raw material inputs and generally use more limited siloxane than Formulated and Basic Silicone products.
Our Formulated and Basic Silicones segment produces sealants, electronic materials, coatings, elastomers and basic silicone fluids focused on automotive, consumer goods, construction, electronics, and healthcare end-markets. Our products enable key design features, such as extended product life, wear resistance, biocompatibility, and weight reduction. Our sealants, electronic materials and coatings product lines are generally applied to our customers’ products, in the form of a high-tech coating or adhesive, while our elastomers product lines are fashioned into parts by extruding or molding them in items such as gaskets or tubing. Formulated silicones product offerings are typically used to seal, protect or adhere, and often perform multiple functions at once.
Our Quartz Technologies segment is a global leader in the development and manufacturing of fused quartz and non-oxide based ceramic powders and shapes. Fused quartz products are manufactured from quartz sand and are used in processes requiring extreme temperature and high purity. Momentive’s high-purity fused quartz materials are used for a diverse range of applications in which optical clarity, design flexibility and durability in extreme environments are critical, such as semiconductor, lighting, healthcare, and aerospace. Our product line includes tubing, rods and other solid shapes, as well as fused quartz crucibles for growing single crystal silicon. Our Quartz Technologies segment’s products are the material solution for silicon chip semiconductor manufacturing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

We serve more than 4,000 customers between our Performance Additives, Formulated and Basic Silicones, and Quartz Technologies businesses in over 100 countries. Our customers include leading companies in their respective industries.
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
Three Months Ended March 31, 2018 Overview

•
Net Sales—Net sales increased approximately $113 in the first three months of 2018 as compared to the first three months of 2017. The increase in net sales was driven by volume gains across all of our segments, which reflected the benefits of our strategic growth investments and increased demand in automotive, agriculture, personal care, and industrial end markets, as well as pricing initiatives announced in the fourth quarter of 2017.

•
Net Income —During the first three months of 2018, net income increased by $50 and $49 for Momentive and MPM, respectively, compared to the first three months of 2017, primarily due to volume and price increases across our entire product portfolio.

•
Segment EBITDA—Segment EBITDA increased by $25 and $24 in the first three months of 2018 for Momentive and MPM, respectively, as compared to the first three months of 2017. The increase in Segment EBITDA was driven by operating leverage and the same factors that impacted net sales growth in the quarter, and partially offset by approximately $10 of weather-related disruptions in January. We expect about $5 of the impact to reverse in the second half of 2018.

Short-term Outlook
We anticipate continued growth during the remainder of 2018 to be supported by continued strong global macroeconomic conditions and further bolstered by the execution of our strategic plan and pricing actions. Additionally, we expect 2018 sales results to reflect significant mix improvement as we intentionally reduced exposure to under-performing siloxane derivative products and replaced capacity with higher margin specialty products. We are implementing broad based pricing actions throughout our portfolio, and we expect year-over-year Segment EBITDA growth in the remaining quarters of 2018 as our order book remains strong. We also expect significant upside in the capital investments we have made in our specialty product portfolio over the last several years. Specifically, our NXT expansion has been completed and is expected to double our capacity in our fastest growing product line which would enable state-of-the-art manufacturing capabilities on two continents. We expect that this will drive growth in 2018 and beyond, allowing us to strengthen our leadership position in automotive tire applications and enable additional new product offerings.
In March 2018, we announced a restructuring initiative totaling $15 in estimated annual run rate cost reductions with approximately $8 to be realized in 2018. The most recent initiative primarily targets selling, general, and administrative cost reductions. We expect net costs to achieve savings of approximately $10, resulting in increased profitability and further margin expansion. We previously completed global restructuring programs and siloxane production transformation of our Leverkusen, Germany facility that generated approximately $45 in annual savings.
We remain focused on driving free cash flow, defined as cash flows from operating activities less capital expenditures, and optimizing net working capital, as defined in the Liquidity and Capital Resources section below, in fiscal year 2018.
Matters Impacting Comparability of Results
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and re-measurement of actuarial gains and losses. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries, which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; goodwill and other intangible assets; accounts payable and pension and other postretirement benefit obligations. The primary currencies in which these assets and liabilities are denominated are the euro and Japanese yen. Actuarial gains and losses resulting from pension and postretirement liability re-measurements are recognized immediately in the Consolidated Statements of Operations. These actuarial gains and losses were determined using various assumptions, the most significant of which were (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the weighted average rate of future salary increases and (iv) the anticipated mortality rate tables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,				Three Months Ended March 31,
	2018		2017		2018		2017
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$657	100%	$544	100%	$657	100%	$544	100%
Cost of sales	503	77%	446	82%	503	77%	446	82%
Gross profit	154	23%	98	18%	154	23%	98	18%
Selling, general and administrative expense	86	13%	83	15%	86	13%	82	15%
Research and development expense	17	3%	15	3%	17	3%	15	3%
Restructuring and discrete costs	1	—%	5	1%	1	—%	5	1%
Other operating expense, net	1	—%	3	1%	1	—%	3	1%
Operating income	49	7%	(8)	(2)%	49	7%	(7)	(2)%
Interest expense, net	20	3%	19	4%	20	3%	19	4%
Non-operating expense (income), net	3	—%	2	—%	3	—%	2	—%
Reorganization items, net	1	—%	—	—%	1	—%	—	—%
Total non-operating expense	24	3%	21	4%	24	3%	21	4%
Income (loss) before income taxes and earnings from unconsolidated entities	25	4%	(29)	(5)%	25	4%	(28)	(5)%
Income tax expense	6	1%	1	—%	6	1%	1	—%
Income (loss) before earnings from unconsolidated entities	19	3%	(30)	(5)%	19	3%	(29)	(5)%
Earnings from unconsolidated entities, net of taxes	1	—%	—	—%	1	—%	—	—%
Net income (loss)	$20	3%	$(30)	(5)%	$20	3%	$(29)	(5)%
Other comprehensive income	$34		$33		$34		$33
Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017
Net Sales
Net sales in the first quarter of 2018 increased $113, or 21%, compared to the first quarter of 2017. This increase was primarily due to a volume increase of approximately $53 due to increased demand in automotive, agriculture, personal care and industrial end markets and our actions to migrate our sales portfolio into these high growth specialty markets, and a favorable price/mix shift of approximately $32, driven by our continuous intentional shift towards higher-margin products as well as pricing initiatives announced in the fourth quarter of 2017. Favorable foreign exchange rate fluctuations of $28 also contributed to the increase in net sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating Income
In the first quarter of 2018, operating income increased by $57 and $56 for Momentive and MPM, respectively, compared to the first quarter of 2017. Cost of sales increased by $57 for both Momentive and MPM, compared to the first quarter of 2017. This increase was primarily due to our sales increase, along with $25 due to the impact of inflation and $20 related to unfavorable foreign exchange rate fluctuations. These increases were offset by a decrease of $44 in net processing costs. Selling, general and administrative expense increased by $3 and $4 for Momentive and MPM, respectively, compared to the first quarter of 2017 primarily due to the impact of a merit increase implemented in 2017, timing of services, and unfavorable exchange rate fluctuations of $1. Research and development expense for the first quarter of 2018 increased by $2 for both Momentive and MPM compared to the first quarter of 2017 primarily related to the timing of new projects. Restructuring and discrete costs decreased by $4 for both Momentive and MPM, mainly due to the decrease of one-time expenses for services and integration. Other operating expense decreased by $2 for both Momentive and MPM, during the first quarter of 2018 compared to the first quarter of 2017, mainly due to lower scrapping of long-lived assets.
The summary of the components of depreciation and amortization expense on our consolidated statements of operations for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Cost of sales	$28	$27
Selling, general and administrative expense	12	11
Total depreciation and amortization expense	$40	$38

Non-Operating Expense
In the first quarter of 2018, total non-operating expense increased by $3 compared to the first quarter of 2017 for both Momentive and MPM, mainly due to interest expense and reorganization costs.
Income Tax Expense
The effective tax rate was 24% for both Momentive and MPM, for the three months ended March 31, 2018 and (3)% and (4)% for Momentive and MPM, respectively, for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the three months ended March 31, 2018, income taxes included favorable discrete tax adjustments of $1 pertaining to the resolution of certain tax matters in non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of March 31, 2018, and are expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, we have not provided for deferred taxes on gains of $36, which could result in a tax obligation of $11, based on currency exchange rates as of March 31, 2018. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive Income
In the first quarter of 2018, foreign currency translation positively impacted other comprehensive income by $35 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S. dollar against other currencies. Also, for the first quarter of 2018, amortization of net prior service benefit following certain plan provision changes also impacted other comprehensive income by $1.
In the first quarter of 2017, foreign currency translation positively impacted other comprehensive income by $22 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S dollar against other currencies. In addition, for the first quarter of 2017, recognition of net prior service benefit following certain plan provision changes also impacted other comprehensive income by $12.

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

	Three Months Ended March 31,
	2018	2017
Net Sales(1):
Performance Additives	$248	$220
Formulated and Basic Silicones	357	275
Quartz Technologies	52	49
Total	$657	$544

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

	MPM HOLDINGS INC.
	Three Months Ended March 31,
	2018	2017
Segment EBITDA:
Performance Additives	$54	$47
Formulated and Basic Silicones	41	24
Quartz Technologies	9	7
Corporate	(10)	(9)
Total	$94	$69

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
	2018	2017
Segment EBITDA:
Performance Additives	$54	$47
Formulated and Basic Silicones	41	24
Quartz Technologies	9	7
Corporate	(10)	(8)
Total	$94	$70

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Segment Results
Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017
The following is an analysis of the percentage change in sales by business from the three months ended March 31, 2017 to the three months ended March 31, 2018:

	Volume	Price/Mix	Currency Translation	Total
Performance Additives	8%	(1)%	6%	13%
Formulated and Basic Silicones	13%	12%	5%	30%
Quartz Technologies	4%	2%	—%	6%
Performance Additives
Net sales in the first quarter of 2018 increased $28 or 13%, compared to the first quarter of 2017. This increase was primarily due to an increase in sales volume of $17 related to automotive, agriculture, and personal care end markets, reflecting our growth initiatives across our entire portfolio and $13 due to the weakening of the U.S. dollar against other currencies, which was offset by lower selling prices of $2.
Segment EBITDA in the first quarter of 2018 increased by $7 to $54 compared to the first quarter of 2017. This increase was primarily due to volume growth and contributions from past strategic capital investments.
Formulated and Basic Silicones
Net sales in the first quarter of 2018 increased $82, or 30%, compared to the first quarter of 2017. This increase was primarily due to a favorable increase in sales volume of $34 reflecting strong growth within our specialty portfolio driven by increased demand in electronic materials, coatings, and industrial end markets, as well as improvement in sales of basic silicone products, favorable price/mix shift of approximately $33 driven by intentional shift towards higher-margin products and pricing initiatives announced in the fourth quarter of 2017, and $15 due to the weakening of the U.S. dollar.
Segment EBITDA in the first quarter of 2018 increased by $17 to $41 compared to the first quarter of 2017. This increase was primarily driven by the same factors impacting net sales as well as strategic capital investments.

Quartz Technologies
Net sales in the first quarter of 2018 increased $3, or 6%, compared to the first quarter of 2017. The increase was primarily due to volume increase of $2 mainly due to improved market conditions in the electronics market and approximately $1 related to a favorable price/mix shift.

Segment EBITDA in the first quarter of 2018 increased by $2 to $9 compared to the first quarter of 2017. This increase was primarily due to the increase in sales volume, improved manufacturing efficiencies, and volume leverage from increased sales.

Corporate
Corporate charges are corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions. Corporate charges increased by $1 and $2 in the first quarter of 2018 for Momentive and MPM, respectively, as compared to the first quarter of 2017 mainly due to increase in employee headcount and related compensation expenses.
.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Reconciliation of Net Loss to Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended March 31,
	2018	2017
Net income (loss)	$20	$(30)
Interest expense, net	20	19
Income tax expense	6	1
Depreciation and amortization	40	38

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$6	$6
Unrealized losses on pension and postretirement benefits	—	1
Restructuring and discrete costs	1	34
Reorganization items, net	1	—
Segment EBITDA	$94	$69

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,
	2018	2017
Net income (loss)	$20	$(29)
Interest expense, net	20	19
Income tax expense	6	1
Depreciation and amortization	40	38

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$6	$6
Unrealized losses on pension and postretirement benefits	—	1
Restructuring and discrete costs	1	34
Reorganization items, net	1	—
Segment EBITDA	$94	$70

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses.
For the three months ended March 31, 2018 and 2017, non-cash charges primarily included loss due to the scrapping of certain assets, stock based compensation expense, and net foreign exchange transaction gains and losses related to certain intercompany arrangements. In addition, for the three months ended March 31, 2017, non-cash charges also included asset impairment charges.
For the three months ended March 31, 2017, unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations.
For the three months ended March 31, 2018 and 2017, restructuring and discrete costs included expenses from restructuring and integration. In addition, for the three months ended March 31, 2017, these costs also included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, NY facility.

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
At March 31, 2018, we had $1,234 of outstanding indebtedness (with a face value of $1,338). In addition, at March 31, 2018, we had $417 and $416 in liquidity for Momentive and MPM, respectively, consisting of the following:

•	$173 and $172 of unrestricted cash and cash equivalents (of which $167 is maintained in foreign jurisdictions) for Momentive and MPM, respectively; and

•
$244 of availability under the ABL Facility ($300 borrowing base, less $56 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payable) at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	% of LTM Net Sales	December 31, 2017	% of LTM Net Sales
Accounts receivable	$391	16%	$323	14%
Inventories	479	20%	445	19%
Accounts payable	(323)	(13)%	(286)	(12)%
Net working capital	$547	23%	$482	21%
The increase in net working capital of $65 from December 31, 2017, was due to an increase in accounts receivable because of timing of sales in the period and increased inventory to meet forecast volume and normal seasonality, offset by an increase in accounts payable due to continuous strategic efforts to negotiate longer payment terms and timing of purchases of inventory. Exchange rate fluctuations of $7 due to the weakening of the U.S. dollar against the euro and Japanese yen also contributed to this increase in net working capital.
We remain focused on driving positive free cash flow, which in the context of the Company is defined as cash flows from operating activities net of capital expenditures, through our global cost control initiatives and aggressively managing net working capital. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by accelerating receipts through the sale of receivables at a discount.
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. As of March 31, 2018, we had no outstanding borrowings under the ABL Facility.
On March 2, 2018, we entered into an amendment to our ABL Facility to extend the maturity of the ABL Facility from October 2019 to March 2, 2023 and increase the commitments under the ABL Facility by $30 for a total of $300, incurring $4 of fees for this amendment, which is being amortized through March 2, 2023 on a straight line basis.
We expect to have adequate liquidity to fund our operations for the foreseeable future from cash on our balance sheet, cash flows provided by operating activities and amounts available for borrowings under the ABL Facility.
Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
(Uses) sources of cash:
Operating activities	$36	$(17)	$35	$(17)
Investing activities	(35)	(46)	(35)	(46)
Financing activities	(5)	—	(5)	—
Effect of exchange rates on cash flows	4	2	4	2
Net decrease in cash and cash equivalents	$—	$(61)	$(1)	$(61)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating Activities
During the first three months of 2018, our operations provided $36 and $35 of cash for Momentive and MPM, respectively. Net income of $20 for both Momentive and MPM included $47 of net non-cash expense items, for both Momentive and MPM, of which $40 was for depreciation and amortization, $6 was for the amortization of debt discount, and $3 related to unrealized foreign exchange loss, offset by a $2 change in deferred tax provisions. Net working capital used $51 of cash for both Momentive and MPM, primarily, due to an increase of $62 in accounts receivable because of timing of sales in the period and an increase of $26 in inventories to meet forecast volume and normal seasonality, offset by an increase in accounts payable of $37, primarily due to continuous strategic efforts to negotiate longer payment terms and timing of purchases of inventory. Changes in other assets and liabilities that primarily included interest expense, taxes and pension plan contributions were driven by the timing of when items were expensed versus paid and impact of foreign currency fluctuations.
During the first three months of 2017, our operations used $17 of cash for both Momentive and MPM. Net loss of $30 and $29 for Momentive and MPM, respectively, included $44 of net non-cash expense items, of which $38 was for depreciation and amortization, $6 was for the amortization of debt discount, $3 for impairment of assets, $1 for stock based compensation expense and $1 for unrealized actuarial loss from other post retirement liabilities. These were offset by a $5 change in deferred tax provisions. Net working capital used $33 of cash for both Momentive and MPM, primarily, due to an increase in accounts receivable of $32 and a decrease in accounts payable of $1, primarily due to reasons stated above. Changes in other assets and liabilities, driven by the timing of when items were expensed versus paid, primarily included interest expense, pension plan contributions and taxes.
Investing Activities
During the first three months of 2018, investing activities used $35 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance and capital improvement projects. We reaffirm the fiscal year 2018 capital expenditure budget of approximately $125.
During the first three months of 2017, investing activities used $37 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance and capital improvement projects and $9 related to our acquisition of a business.
Financing Activities
During the first three months of 2018, Momentive and MPM used $1 related to net short-term debt payments and $4 related to ABL financing fees.
During the first three months of 2017, Momentive and MPM did not have any financing activity.
At March 31, 2018, there were $56 in outstanding letters of credit and no outstanding borrowings under our ABL Facility, leaving unused borrowing capacity of $244.
The credit agreement governing the ABL Facility contains various restrictive covenants that prohibit us and/or restrict our ability to prepay indebtedness, including our First Lien Notes and Second Lien Notes (collectively, the “notes”). In addition, the credit agreement governing the ABL Facility and the indentures governing our notes, among other things, restrict our ability to incur indebtedness or liens, make investments or declare or pay any dividends and these restrictions are subject to exceptions.
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
At March 31, 2018, MPM was in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
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
(dollar amounts in millions)    (Continued)

The following table reconciles net loss to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges and Pro forma Fixed Charge Coverage Ratio as calculated under our indentures and ABL Facility for the period presented:

March 31, 2018
LTM Period
Net income	$50
Interest expense, net	81
Income tax expense	20
Depreciation and amortization	156
EBITDA	307
Adjustments to EBITDA
Restructuring and discrete costs(a)	3
Reorganization items, net(b)	2
Unrealized gains on pension and postretirement benefits (c)	(6)
Pro forma cost savings (d)	15
Non-cash charges (e)	12
Adjusted EBITDA (f)	$333
Adjusted EBITDA less Capital Expenditures and Cash Taxes	$144
Pro forma fixed charges(g)	$56
Ratio of Adjusted EBITDA to Fixed Charges(h)	5.95
Pro forma Fixed Charge Coverage Ratio(i)	2.57

(a)	Primarily includes expenses related to our global restructuring program, siloxane production transformation, and certain other non-operating income and expenses.

(b)	Represents professional fees related to our reorganization.

(c)	Represents non-cash actuarial gains resulting from pension and postretirement liability curtailment and re-measurements.

(d)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management.

(e)	Non-cash charges primarily include the effects of foreign exchange gains and losses and impacts of asset impairments and disposals, and stock-based compensation expense.

(f)
Effective September 30, 2017, Nantong, China subsidiary is no longer designated as Unrestricted Subsidiary under the ABL Facility and the indentures that govern our notes, resulting in an increase of $7 in Adjusted EBITDA.

(g)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at March 31, 2018 adjusted for applicable restricted payments.

(h)
MPM’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless MPM has an Adjusted EBITDA to Fixed Charges ratio of at least 2.0 to 1.0. As of March 31, 2018, we were able to satisfy this test and incur additional indebtedness under these indentures.

(i)
Represents Pro forma Fixed Charge Coverage Ratio (the “FCCR”) as defined in the credit agreement for the ABL Facility. If the availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and, (b) $27, then the FCCR must be greater than 1.0 to 1.0.

Off-Balance Sheet Arrangements
At March 31, 2018, we had no off-balance sheet arrangements.

Recently Issued Accounting Standards
The nature and impact of recent accounting pronouncements is discussed in Note 2 to our condensed consolidated financial statements in this Form 10-Q, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Information regarding our market risk as of December 31, 2017 was provided in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to such disclosure during the three months ended March 31, 2018.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Momentive, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that Momentive’s disclosure controls and procedures were effective as of March 31, 2018.
As of the end of the period covered by this Quarterly Report on Form 10-Q, MPM, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that MPM’s disclosure controls and procedures were effective as of March 31, 2018.
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
Except as noted below, there have been no material developments in any of the ongoing legal proceedings during the first three months of 2018 for both Momentive and MPM that are included in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2017 and the amendments thereto.
Appeals Relating to the Confirmation of the Plan in the Bankruptcy Cases
In connection with the bankruptcy cases, the following appeals were filed on September 16, 2014 relating to the confirmation of the Plan of Reorganization.
Make-whole. The Appellants jointly appealed to the District Court seeking reversal of the Bankruptcy Court’s determinations that Momentive Performance Materials Holdings Inc. and certain of its domestic subsidiaries (the “Debtors”) were not required to compensate holders of the Old First Lien Notes and Old Secured Notes for any prepayment premiums (the “Make-Whole Determination”).
Interest rate. The Appellants also appealed to the District Court seeking reversal of the Bankruptcy Court’s determination that the interest rates on the First Lien Notes and the Second Lien Notes provided to holders of the Old First Lien Notes and Old Secured Notes under the Plan of Reorganization was proper and in accordance with the Bankruptcy Code (the “Interest Rate Determination”).
In May 2015, the District Court denied both of the Appellants’ appeals and affirmed the Bankruptcy Court’s rulings. The Appellants appealed the District Court’s decision to the Second Circuit. On October 20, 2017, the Second Circuit affirmed the Make-Whole Determination. In November 2017, the Appellants petitioned for panel rehearing or, in the alternative, for rehearing en banc by the Second Circuit with respect to the Make-Whole Determination. On December 11, 2017, the Second Circuit issued an order denying the Rehearing Request and upheld the Company’s position that no make-whole payments were due. On October 20, 2017, the Second Circuit also reversed the Interest Rate Determination and remanded the issue to the Bankruptcy Court for further proceedings. The Second Circuit held that, on remand, the Bankruptcy Court should assess whether an efficient market rate can be ascertained, and, if so, apply it to the First Lien Notes and Second Lien Notes. On December 22, 2017, the Second Circuit issued its mandate remanding the Interest Rate Determination to the Bankruptcy Court. No further proceedings have yet been held in the Bankruptcy Court regarding the Interest Rate Determination.
On March 12, 2018, the Appellants each filed a petition for a writ of certiorari with the Supreme Court with respect to the Make-Whole Determination. While we do not believe an adverse outcome is probable, an adverse outcome could negatively affect our business, results of operations, and financial condition by reducing our liquidity and/or increasing our interest costs.
We cannot predict with certainty the timing or outcome of the Remand. An adverse outcome could increase our interest costs (including by potentially requiring us to make a catch-up payment for past due interest).

Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Risk Factors,” in our Annual Report on Form 10-K filed on February 27, 2018 (the “Annual Report”) which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in the Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1
Amendment Agreement, dated as of March 2, 2018, among MPM Intermediate Holdings, Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA, Inc., Momentive Performance Materials GmbH, Momentive Performance Materials Quartz GmbH, Momentive Performance Materials Nova Scotia ULC, each subsidiary loan party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference from Form 8-K filed on March 2, 2018)

31.1*	Rule 13a-14(a)/15d-14(a) Certifications for MPM Holdings Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certifications for Momentive Performance Materials Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1*	Section 1350 Certifications for MPM Holdings Inc.

32.2*	Section 1350 Certifications for Momentive Performance Materials Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.

**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date:	May 15, 2018	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	May 15, 2018	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)