Form 10-Q
period 2018-06-30
MPM Holdings Inc.; Momentive Performance Materials Inc.
filed 2018-08-14
CIK 1624826, 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐
The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on August 3, 2018, was 48,163,690 shares.
The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on August 3, 2018, was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-Q is a combined quarterly report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $1 at both June 30, 2018 and December 31, 2017)	$202	$174	$202	$174
Accounts receivable (net of allowance for doubtful accounts of $3 and $4 at June 30, 2018 and December 31, 2017, respectively)	372	323	372	323
Inventories:
Raw materials	164	153	164	153
Finished and in-process goods	300	292	300	292
Other current assets	44	51	44	51
Total current assets	1,082	993	1,082	993
Investment in unconsolidated entities	20	19	20	19
Deferred income taxes	11	11	11	11
Other long-term assets	14	11	14	11
Property, plant and equipment:
Land	78	77	78	77
Buildings	375	338	375	338
Machinery and equipment	1,133	1,135	1,133	1,135
	1,586	1,550	1,586	1,550
Less accumulated depreciation	(433)	(383)	(433)	(383)
	1,153	1,167	1,153	1,167
Goodwill	215	216	215	216
Other intangible assets, net	280	300	280	300
Total assets	$2,775	$2,717	$2,775	$2,717
Liabilities and Equity
Current liabilities:
Accounts payable	$305	$286	$305	$286
Debt payable within one year	35	36	35	36
Interest payable	12	12	12	12
Income taxes payable	9	7	9	7
Accrued payroll and incentive compensation	55	68	55	68
Other current liabilities	101	103	101	102
Total current liabilities	517	512	517	511
Long-term liabilities:
Long-term debt	1,204	1,192	1,204	1,192
Pension and postretirement benefit liabilities	323	335	323	335
Deferred income taxes	64	60	64	60
Other long-term liabilities	73	74	73	74
Total liabilities	2,181	2,173	2,181	2,172
Commitments and contingencies (See Note 8)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,163,690 and 48,121,634 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively			—	—
Additional paid-in capital	870	868	867	866
Accumulated other comprehensive income (loss)	(29)	(18)	(29)	(18)
Accumulated deficit	(247)	(306)	(244)	(303)
Total equity	594	544	594	545
Total liabilities and equity	$2,775	$2,717	$2,775	$2,717

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share and per share data)	2018	2017	2018	2017
Net sales	$704	$594	$1,361	$1,138
Cost of sales	531	459	1,034	905
Gross profit	173	135	327	233
Costs and expenses:
Selling, general and administrative expense	86	84	172	167
Research and development expense	18	16	35	31
Restructuring and discrete costs (See Note 4)	2	(5)	3	—
Other operating (income) expense, net	(3)	(1)	(2)	4
Operating income	70	41	119	31
Interest expense, net (See Note 7)	20	20	40	39
Non-operating (income) expense, net	(6)	(2)	(3)	(2)
Reorganization items, net	4	—	5	—
Income (loss) before income taxes and earnings from unconsolidated entities	52	23	77	(6)
Income tax expense (See Note 13)	13	4	19	5
Income (loss) before earnings from unconsolidated entities	39	19	58	(11)
Earnings from unconsolidated entities, net of taxes	—	—	1	—
Net income (loss)	$39	$19	$59	$(11)

Net income (loss) per share:
Net income (loss) per common share—basic	$0.81	$0.39	$1.23	$(0.23)
Net income (loss) per common share—diluted	$0.80	$0.39	$1.21	$(0.23)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,163,690	48,117,894	48,146,728	48,103,386
Weighted average common shares outstanding—diluted	48,732,925	48,166,189	48,697,208	48,103,386

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net sales	$704	$594	$1,361	$1,138
Cost of sales	531	459	1,034	905
Gross profit	173	135	327	233
Costs and expenses:
Selling, general and administrative expense	85	84	171	166
Research and development expense	18	16	35	31
Restructuring and discrete costs (See Note 4)	2	(5)	3	—
Other operating (income) expense, net	(3)	(1)	(2)	4
Operating income	71	41	120	32
Interest expense, net (See Note 7)	20	20	40	39
Non-operating (income) expense, net	(6)	(2)	(3)	(2)
Reorganization items, net	4	—	5	—
Income (loss) before income taxes and earnings from unconsolidated entities	53	23	78	(5)
Income tax expense (See Note 13)	13	4	19	5
Income (loss) before earnings from unconsolidated entities	40	19	59	(10)
Earnings from unconsolidated entities, net of taxes	—	—	1	—
Net income (loss)	$40	$19	$60	$(10)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net income (loss)	$39	$19	$59	$(11)
Other comprehensive income, net of tax:
Foreign currency translation	(49)	9	(14)	31
Net prior service credit	4	(1)	3	10
Other comprehensive income	(45)	8	(11)	41
Comprehensive (loss) income	$(6)	$27	$48	$30

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net income (loss)	$40	$19	$60	$(10)
Other comprehensive income, net of tax:
Foreign currency translation	(49)	9	(14)	31
Net prior service credit	4	(1)	3	10
Other comprehensive income	(45)	8	(11)	41
Comprehensive (loss) income	$(5)	$27	$49	$31

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Cash flows provided by (used in) operating activities
Net income (loss)	$59	$(11)	$60	$(10)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80	75	80	75
Gain on insurance proceeds received for capital	(3)	—	(3)	—
Unrealized actuarial (gains) losses from pensions and other post retirement liabilities	(2)	1	(2)	1
Deferred income tax expense (benefit)	5	(9)	5	(9)
Unrealized foreign currency (gains) losses	(2)	(4)	(2)	(4)
Amortization of debt discount and ABL deferred financing costs	12	12	12	12
Stock based compensation	2	2	1	2
Other non-cash adjustments	(1)	5	(1)	5
Net change in assets and liabilities:
Accounts receivable	(54)	(43)	(54)	(43)
Inventories	(23)	(27)	(23)	(27)
Accounts payable	27	36	27	36
Income taxes payable	3	(1)	3	(1)
Other assets, current and non-current	8	(4)	8	(4)
Other liabilities, current and non-current	(19)	(44)	(17)	(43)
Net cash provided by (used in) operating activities	92	(12)	94	(10)
Cash flows used in investing activities
Capital expenditures	(60)	(77)	(60)	(77)
Capital reimbursed from insurance proceeds	3	—	3	—
Purchases of intangible assets	(1)	(2)	(1)	(2)
Dividend from MPM	1	1	—	—
Purchase of a business	—	(9)	—	(9)
Net cash used in investing activities	(57)	(87)	(58)	(88)
Cash flows used in financing activities
Net short-term debt repayments	(1)	—	(1)	—
Dividends paid	—	—	(1)	(1)
ABL financing fees	(4)	—	(4)	—
Net cash used in financing activities	(5)	—	(6)	(1)
Increase (decrease) in cash, cash equivalents, and restricted cash	30	(99)	30	(99)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	3	(2)	3
Cash, cash equivalents, and restricted cash at beginning of period	174	228	174	228
Cash, cash equivalents, and restricted cash at end of period	$202	$132	$202	$132
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$28	$28	$28	$28
Income taxes, net of refunds	11	14	11	14
Non-cash investing activity:
Capital expenditures included in accounts payable	$17	$21	$17	$21

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

MPM HOLDINGS INC.
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
(In millions, except share data)	Shares	Amount
Balance as of December 31, 2017	48,121,634	$—	$868	$(18)	$(306)	$544
Net income			—	—	59	59
Other comprehensive income			—	(11)	—	(11)
Stock-based compensation expense			2	—	—	2
Issuance of common stock	42,056	—	—	—	—	—
Balance as of June 30, 2018	48,163,690	$—	$870	$(29)	$(247)	$594

MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance as of December 31, 2017	$—	$866	$(18)	$(303)	$545
Net income	—	—	—	60	60
Other comprehensive income	—	—	(11)	—	(11)
Dividends	—	—	—	(1)	(1)
Capital contribution from parent	—	1	—	—	1
Balance as of June 30, 2018	$—	$867	$(29)	$(244)	$594

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
3. Revenue Recognition
Revenue is recognized when obligations under the terms of a contract or purchase order from a customer of the Company are satisfied. The payment terms under a contract are generally defined within the relevant contract or the purchase order. Standard payment terms are generally within 30-45 days of the invoice. For the purpose of allocation of price to the distinct deliverables within a contract with a customer, the Company assesses the materiality of multiple explicit or implicit distinct deliverables in the contract. Generally, the revenue recognition occurs with the transfer of control of the product underlying the contract/purchase order dictated by the commercial terms governing the arrangement and evaluation of the transfer of risk and rewards. The Company has determined that the transfer of risks and rewards is the strongest indicator of the point in time that control has transferred to the customer, and the indicator is largely dictated by the relevant shipping terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods net of estimated allowances and returns. Contract pricing terms are negotiated over a long time horizon, during which there will inevitably be fluctuations in fixed and variable costs. The exact amount of the price increases for fixed and variable cost may or may not be explicitly stated in the contract with the customer. Such change may be specified via escalation of the base prices based on costs at contract inception.
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
    The following table disaggregates our net sales by end market:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
End Market:
Agriculture	13	12	27	23
Automotive	123	107	247	214
Construction	71	71	142	132
Consumer	157	143	303	277
Electronics	49	43	94	83
Energy	18	16	34	29
Healthcare	18	15	34	29
Industrial	147	119	278	222
Personal Care	68	48	127	93
Textiles	17	14	33	25
Others	23	6	42	11
Total net sales	704	594	1,361	1,138
Net sales by end market is the information outside of the Company’s financial statements which was provided prior to 2018. The Company believes net sales by end market is the most relevant disaggregation information for the Company. The Performance Additives and Formulated and Basic Silicones segments cater to all of the end markets whereas the Quartz Technologies segment primarily caters to the industrial and electronics end markets.
4. Restructuring Expenses and Discrete Costs

Included in restructuring and discrete costs are costs related to restructuring (primarily severance payments associated with work force reductions) and services and other expenses associated with cost optimization programs and transformation savings activities.

In March 2018, the Company announced a $15 global restructuring program to reduce costs through primarily global selling, general and administrative expense reductions. In connection with this program, during the three months ended June 30, 2018, the Company recorded severance related costs of approximately $8, comprising of $4 each for the Performance Additives and Formulated and Basic Silicones segments of the Company. These costs are included in Other current liabilities on the Consolidated Balance Sheet and Restructuring and discrete costs on the Consolidated Statement of Operations.

The following table sets forth the changes in the restructuring reserve related to severance. Included in this table are minor restructuring programs that were undertaken by the Company in different locations, none of which were individually material. These costs are primarily related to workforce reductions:

Total
Accrued liability at December 31, 2017	4
Restructuring charges	—
Adjustments	—
Payments	(2)
Accrued liability at March 31, 2018	2
Restructuring charges	8
Adjustments	—
Payments	(1)
Accrued liability at June 30, 2018	$9

For the three months ended June 30, 2018 and 2017, the Company recognized other costs of $2 and $5, respectively, and gains relating to insurance reimbursements of $8 and $10, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized other costs of $3 and $9, respectively, and gains relating to insurance reimbursements of $8 and $10, respectively. The other costs in 2018 and 2017 were primarily comprised of one-time expenses for services and integration, which together with the gains relating to insurance reimbursements are included in “Restructuring and discrete costs” in the Condensed Consolidated Statements of Operations. Refer to Note 11 for further details regarding these costs.

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
Pursuant to the Shared Services Agreement, during the six months ended June 30, 2018 and 2017, the Company incurred approximately $14 and $23, respectively, of net costs for shared services and Hexion incurred approximately $19 and $31, respectively, of net costs for shared services. Included in the net costs incurred during the six months ended June 30, 2018 and 2017, were net billings from Hexion to the Company of $9 and $15, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts payable to Hexion of $1 and $3 at June 30, 2018 and December 31, 2017, respectively, and no accounts receivable from Hexion under this agreement.
Other Transactions with Hexion
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as a distributor at a rate of 2% of the net selling price of the related products sold. During the three and six months ended June 30, 2018, the Company sold $9 and $16, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products for all periods. During the three and six months ended June 30, 2017, the Company sold $6 and $11, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products for all periods. As of June 30, 2018 and December 31, 2017, the Company had accounts receivable from Hexion related to the distribution agreement of $3 and $2, respectively.

The Company also sells other products to, and purchases products from Hexion. These transactions were not material as of June 30, 2018 and 2017.

Purchases and Sales of Products and Services with Affiliates other than Hexion.

The Company also sells products to, and purchases products from its affiliates other than Hexion. These transactions were not material as of June 30, 2018.

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

Recurring Fair Value Measurements
At both June 30, 2018 and December 31, 2017, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counter-parties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended June 30, 2018.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
June 30, 2018
Debt	$1,239	$—	$1,404	$—	$1,404
December 31, 2017
Debt	$1,228	$—	$1,391	$—	$1,391
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

7. Debt Obligations
As of June 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under its senior secured asset-based revolving loan facility (the “ABL Facility”). On March 2, 2018, the Company entered into an amendment to its ABL Facility to extend the maturity of the ABL Facility from October 2019 to March 2, 2023 and increase the commitments under the ABL Facility by $30 for a total of $300, incurring $4 of fees for this amendment which is being amortized through March 2, 2023 on a straight line basis. Outstanding letters of credit under this revised ABL Facility at June 30, 2018 were $53, leaving an unused borrowing capacity of $247.
As of June 30, 2018, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.
At June 30, 2018, the weighted average interest rate of the Company’s long term debt was 4.33%.

Debt outstanding at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018		December 31, 2017
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First-Priority Senior Secured Notes due 2021 (includes $75 and $85 of unamortized debt discount, respectively)	1,025	—	1,015	—
4.69% Second-Priority Senior Secured Notes due 2022 (includes $23 and $25 of unamortized debt discount, respectively)	179	—	177	—
Other Borrowings:
China bank loans	—	35	—	36
Total debt	$1,204	$35	$1,192	$36
Momentive is not an obligor under the debt obligations above. MPM is a borrower under the ABL Facility and the issuer of the secured notes, which are fully and unconditionally guaranteed by certain subsidiaries of MPM (see Note 15).

8. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $6 and $4 at June 30, 2018 and December 31, 2017, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
In connection with the bankruptcy cases, in September 2014, BOKF, NA, as trustee (the “First Lien Trustee”) for MPM’s previously issued 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”), and Wilmington Trust, National Association, as trustee (the “1.5 Lien Trustee” and together with the First Lien Trustee, the “Appellants”) for MPM’s previously issued 10% Senior Secured Notes due 2020 (the “Old Secured Notes”) jointly appealed to the U.S. District Court for the Southern District of New York (the “District Court”) seeking reversal of the U.S. Bankruptcy Court of the Southern District of New York’s (the “Bankruptcy Court”) determinations that the interest rates on the 3.88% First Lien Notes due 2021 (the “First Lien Notes”) and the 4.69% Second Lien Notes due 2022 (the “Second Lien Notes”) under the Plan of Reorganization was proper and in accordance with United States Bankruptcy Code. In May 2015, the District Court affirmed the Bankruptcy Court’s rulings, and the trustees subsequently appealed the District Court decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). In October 2017, the Second Circuit reversed the District Court’s determination with respect to the interest rates and remanded the issue to the Bankruptcy Court for further proceedings. An adverse resolution of this matter could result in a significant obligation by the Company to make a catch-up payment for past due interest and an increase in the Company’s interest costs going forward. The Bankruptcy Court has scheduled a trial for the remanded proceedings later in August 2018. At this time, the Company is unable to estimate any reasonably possible loss, or range of losses, with regard to this matter.

Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both June 30, 2018 and December 31, 2017, the Company had recognized total obligations of approximately $12 for remediation costs at the Company’s manufacturing facilities and off-site landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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
The following is a summary of key terms of the stock-based awards granted under the MPMH Equity Plan:

Award	Vesting Terms	Option/Unit Terms
Stock Options—Tranche A	Performance-based and market-based upon achievement of targeted common stock prices either through a Sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Stock Options—Tranche B	Performance-based and market-based upon achievement of targeted common stock prices either through a Sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Employees and NEOs Restricted Stock Units (“RSUs”) grant (2015 Program)	Cliff vest four years after grant date; Immediate vesting upon a Sale and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA
Employees and NEOs Restricted Stock Units (“RSUs”) grant (2018 Program)	Cliff vest 1.77 years after grant date provided that the Company has completed a Sale or an IPO as defined in the MPMH Equity Plan	NA
Directors RSUs grant	Cliff vest annually after grant date; Immediate vesting upon a Sale as defined in the MPMH Equity Plan	NA
Stock Options
Information on Stock Options activity is as follows:

	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at January 1, 2018	782,040	$10.33	782,040	$10.33
Granted	—		—
Exercised	—		—
Forfeited	—		—
Expired	—		—
Balance as of June 30, 2018	782,040	$10.33	782,040	$10.33

As there have been no performance and market based achievements since the date of the original grant, there has been no compensation expense recorded during the three and six months ended June 30, 2018 and 2017 with respect to stock options. At both June 30, 2018 and December 31, 2017, unrecognized compensation expense related to non-vested stock options was $15. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance condition becomes probable.

Restricted Stock Units
Information on Restricted Stock Units activity is as follows:

	Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Balance at January 1, 2018	712,376	$19.92
Granted	175,413	31.85
Vested	(42,056)	18.28	1
Forfeited	(12,600)	20.33
Expired	—
Balance as of June 30, 2018	833,133	$22.54
The fair market values related to the RSUs granted in 2018 were derived from material financial weighted analysis of the Company’s expected financial performance at the grant date, and its 20 day weighted average stock price at over-the-counter exchange. The material financial weighted analysis consisted of (i) a discounted cash flow analysis, (ii) a selected publicly traded company analysis and (iii) a selected transactions analysis.
Additionally, vesting of the Director RSU grants could be accelerated upon a Sale of the Company occurring prior to the scheduled vesting date, the RSUs, to the extent unvested, shall become fully vested.
There were no performance-based achievements during the three and six months ended June 30, 2018. The fair value of the Company’s RSUs, net of forfeitures, is expensed on a straight-line basis over the required service period.
Stock-based compensation expense related to the RSU awards was approximately $1 for both the three months ended June 30, 2018 and 2017 and $2 for both the six months ended June 30, 2018 and 2017 for Momentive, whereas for MPM, it was less than $1 and $1 for the three months ended June 30, 2018 and 2017, respectively, and $1 and $2 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, unrecognized compensation related to RSU awards was $8 which will be recognized over the remaining 1.23 years vesting period. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
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

10. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement (benefit) expense for the three and six months ended June 30, 2018 and 2017:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended June 30, 2018				Three Months Ended June 30, 2018
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost (1)	$1	$3	$1	$3	$—	$—	$—	$—
Interest cost on projected benefit obligation	3	1	3	1	1	—	1	—
Expected return on assets	(3)	(1)	(3)	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Actuarial (gain) loss (2)	—	—	—	—	(2)	—	—	—
Net periodic benefit cost	$1	$3	$1	$4	$(2)	$—	$—	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Six Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost (1)	$3	$6	$3	$6	$—	$—	$—	$—
Interest cost on projected benefit obligation	5	2	5	2	1	—	1	—
Expected return on assets	(6)	(1)	(5)	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	(2)	—	(2)	—
Actuarial (gain) loss (2)	—		—	—	(2)	—	1	—
Net periodic benefit cost	$2	$7	$3	$8	$(3)	$—	$—	$—

(1)
Service cost of $3 and $1 were recorded in Cost of sales and Selling, general and administrative expense, respectively, for both the three months ended June 30, 2018 and 2017. Service cost of $7 and $2 were recorded in Cost of sales and Selling, general and administrative expense, respectively, for both the six months ended June 30, 2018 and 2017. All non-service costs are included in Non-operating (income) expense, net in the unaudited Condensed Consolidated Statements of Operations.

(2)
The actuarial gain on U.S. non-pension post-retirement benefit plans of $2 during the three and six months ended June 30, 2018 and the actuarial loss on U.S. non-pension post-retirement benefit plans of $1 during the six months ended June 30, 2017 relate to the change in discount rate as a result of re-measurements of the accumulated postretirement benefit obligation on Company-sponsored post-retiree medical, dental, vision and life insurance benefit plans. These re-measurements were triggered by plan provision changes for active retirees and employees. The Company recorded these (gains) losses in Non-operating (income) expense, net in the unaudited Condensed Consolidated Statements of Operations.

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

Net Sales(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Performance Additives	$250	$228	$498	$448
Formulated and Basic Silicones	399	314	756	589
Quartz Technologies	55	52	107	101
Total	$704	$594	$1,361	$1,138

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Performance Additives	$50	$48	$104	$95
Formulated and Basic Silicones	63	27	104	51
Quartz Technologies	12	10	21	17
Corporate	(12)	(11)	(22)	(20)
Total	$113	$74	$207	$143

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Performance Additives	$50	$48	$104	$95
Formulated and Basic Silicones	63	27	104	51
Quartz Technologies	12	10	21	17
Corporate	(11)	(11)	(21)	(19)
Total	$114	$74	$208	$144

Reconciliation of Net Income (Loss) to Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$39	$19	$59	$(11)
Interest expense, net	20	20	40	39
Income tax expense	13	4	19	5
Depreciation and amortization	40	37	80	75

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(3)	$(2)	$3	$4
Unrealized (gains) losses on pension and postretirement benefits	(2)	—	(2)	1
Restructuring and discrete costs	2	(4)	3	30
Reorganization items, net	4	—	5	—
Segment EBITDA	$113	$74	$207	$143

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$40	$19	$60	$(10)
Interest expense, net	20	20	40	39
Income tax expense	13	4	19	5
Depreciation and amortization	40	37	80	75

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(3)	$(2)	$3	$4
Unrealized (gains) losses on pension and postretirement benefits	(2)	—	(2)	1
Restructuring and discrete costs	2	(4)	3	30
Reorganization items, net	4	—	5	—
Segment EBITDA	$114	$74	$208	$144

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses.
For the three and six months ended June 30, 2018 and 2017, non-cash charges primarily included loss due to the scrapping of certain assets, stock based compensation expense, and net foreign exchange transaction gains and losses related to certain intercompany arrangements. In addition, for the three and six months ended June 30, 2017, non-cash charges also included asset impairment charges.
For the six months ended June 30, 2017, unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations.
For the three and six months ended June 30, 2018 and 2017, restructuring and discrete costs included one-time expenses for services and integration. In addition, for the three and six months ended June 30, 2017, these costs also included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, NY facility, and restructuring. For the three and six months ended June 30, 2018, these amounts also included a gain related to an insurance reimbursement of $8, related to fire damage at our Leverkusen, Germany facility and the restructuring costs related to the company’s announced $15 restructuring initiative.

12. Changes in Accumulated Other Comprehensive (Loss) Income
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$29	$(13)	$16	$28	$(71)	$(43)
Other comprehensive income before reclassifications, net of tax (1)	5	(49)	(44)	—	9	9
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	(1)	—	(1)	(1)	—	(1)
Net other comprehensive (loss) income	4	(49)	(45)	(1)	9	8
Ending balance	$33	$(62)	$(29)	$27	$(62)	$(35)

	Six Months Ended June 30,
	2018			2017
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$30	$(48)	$(18)	$17	$(93)	$(76)
Other comprehensive income before reclassifications, net of tax (1)	5	(14)	(9)	12	31	43
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	(2)	—	(2)	(2)	—	(2)
Net other comprehensive (loss) income	3	(14)	(11)	10	31	41
Ending balance	$33	$(62)	$(29)	$27	$(62)	$(35)

(1)
Other comprehensive income related to defined benefit pension and postretirement plans for the three and six months ended June 30, 2018, represents the recognition of prior service benefits of $5, with the corresponding decrease in the projected benefit obligation following certain plan provision changes.

(2)
Other comprehensive income related to defined benefit pension and postretirement plans for the six months ended June 30, 2017, represents the recognition of prior service benefits of $18, with the corresponding decrease in the projected benefit obligation following certain plan provision changes, reduced by tax expenses of $6, for the six months ended June 30, 2017 (see Note 10).

13. Income Taxes
The effective tax rate was 25% for both Momentive and MPM for the three months ended June 30, 2018 and 17% for both Momentive and MPM for the three months ended June 30, 2017. The effective tax rate was 25% and 24% for Momentive and MPM, respectively, for the six months ended June 30, 2018. The effective tax rate was (83)% and (100)% for Momentive and MPM for the six months ended June 30, 2017. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, tax impact of recognition of net prior service benefit following certain plan provision changes, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the six months ended June 30, 2018, income taxes included favorable discrete tax adjustments of $1 pertaining to the resolution of certain tax matters in non-U.S. jurisdictions. For the three and six months ended June 30, 2017, income taxes included favorable discrete tax adjustments of $5 and $10, respectively, pertaining to benefits curtailment, and the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of June 30, 2018 and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $17, which could result in a tax obligation of $5, based on currency exchange rates as of June 30, 2018. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

The Company believes that it is reasonably possible that a net increase of unrecognized tax benefits within the range of $0 and $50 may occur within the next 12 months as a result of the addition of new uncertain tax positions, as well as the revaluation of existing uncertain tax positions resulting from developments in examinations that are currently ongoing, in appeals or in the courts.

In December 2017, The Tax Cuts & Jobs Act (the “TCJA”) was enacted into law. The TCJA decreased the federal corporate tax rate to 21%, imposed a one-time transition tax on previously unremitted foreign earnings, and modified the taxation of other income and expense items. The Company’s 2017 financial statements reflected provisional estimates for the one-time transition tax on the untaxed post -1986 earnings & profits (E&P) of our foreign subsidiaries, excluding our foreign branches. During the first half of 2018, the Company did not record any material adjustments to the provisional amounts recorded in the fourth quarter of 2017 related to the deemed repatriated earnings as it continues to obtain, prepare, and analyze information and evaluate legislative and authoritative guidance being issued.

14. Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share attributable to Momentive for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share data)	2018	2017	2018	2017
Net income (loss)	$39	$19	$59	$(11)
Weighted average common shares—basic	48,163,690	48,117,894	48,146,728	48,103,386
Effect of dilutive potential common shares	569,235	48,295	550,480	—
Weighted average shares outstanding—diluted	48,732,925	48,166,189	48,697,208	48,103,386
Net income (loss) per common share—basic	$0.81	$0.39	$1.23	$(0.23)
Net income (loss) per common share—diluted	$0.80	$0.39	$1.21	$(0.23)
Antidilutive employee share-based awards, excluded	—	—	—	32,906
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
Due to the loss recognized during the six months ended June 30, 2017, there is no effect for potentially dilutive shares for that period.

15. Guarantor/Non-Guarantor Subsidiary Financial Information
As of June 30, 2018, the Company had outstanding $1,100 in aggregate principal amount of 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and $202 in aggregate principal amount of 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”). The notes are fully and unconditionally, jointly and severally guaranteed on a senior secured basis by each of MPM’s existing 100% owned U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and MPM’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of MPM or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 of (i) Momentive Performance Materials Inc. (“Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
JUNE 30, 2018
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0, $1 and $1, respectively)	$42	$—	$160	$—	$202
Accounts receivable	—	109	263	—	372
Due from affiliates	—	84	44	(128)	—
Inventories:
Raw materials	—	79	85	—	164
Finished and in-process goods	—	132	168	—	300
Other current assets	—	9	35	—	44
Total current assets	42	413	755	(128)	1,082
Investment in unconsolidated entities	1,722	438	20	(2,160)	20
Deferred income taxes	—	—	11	—	11
Other long-term assets	4	—	10	—	14
Intercompany loans receivable	296	1,010	189	(1,495)	—
Property, plant and equipment, net	—	538	615	—	1,153
Goodwill	—	105	110	—	215
Other intangible assets, net	—	115	165	—	280
Total assets	$2,064	$2,619	$1,875	$(3,783)	$2,775
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$88	$217	$—	$305
Due to affiliates	—	44	84	(128)	—
Debt payable within one year	—	—	35	—	35
Interest payable	12	—	—	—	12
Income taxes payable	—	—	9	—	9
Accrued payroll and incentive compensation	—	32	23	—	55
Other current liabilities	—	38	63	—	101
Total current liabilities	12	202	431	(128)	517
Long-term liabilities:
Long-term debt	1,204	—	—	—	1,204
Intercompany loans payable	254	555	686	(1,495)	—
Pension and retirement benefit liabilities	—	125	198	—	323
Deferred income taxes	—	1	63	—	64
Other long-term liabilities	—	14	59	—	73
Total liabilities	1,470	897	1,437	(1,623)	2,181
Total equity (deficit)	594	1,722	438	(2,160)	594
Total liabilities and equity	$2,064	$2,619	$1,875	$(3,783)	$2,775

MOMENTIVE PERFORMANCE MATERIALS INC.
DECEMBER 31, 2017
CONDENSED CONSOLIDATING BALANCE SHEETS

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0, and $1, respectively)	$14	$1	$159	$—	$174
Accounts receivable	—	94	229	—	323
Due from affiliates	3	62	40	(105)	—
Inventories:
Raw materials	—	76	77	—	153
Finished and in-process goods	—	132	160	—	292
Other current assets	—	11	40	—	51
Total current assets	17	376	705	(105)	993
Investment in unconsolidated entities	1,640	339	19	(1,979)	19
Deferred income taxes	—	—	11	—	11
Other long-term assets	—	1	10	—	11
Intercompany loans receivable	288	978	116	(1,382)	—
Property, plant and equipment, net	—	546	621	—	1,167
Goodwill	—	105	111	—	216
Other intangible assets, net	—	122	178	—	300
Total assets	$1,945	$2,467	$1,771	$(3,466)	$2,717
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$95	$191	$—	$286
Due to affiliates	—	40	65	(105)	—
Debt payable within one year	—	—	36	—	36
Interest payable	12	—	—	—	12
Income taxes payable	—	—	7	—	7
Accrued payroll and incentive compensation	—	39	29	—	68
Other current liabilities	—	33	69	—	102
Total current liabilities	12	207	397	(105)	511
Long-term liabilities:
Long-term debt	1,192	—	—	—	1,192
Intercompany loans payable	196	469	717	(1,382)	—
Pension and retirement benefit liabilities	—	137	198	—	335
Deferred income taxes	—	—	60	—	60
Other long-term liabilities	—	14	60	—	74
Total liabilities	1,400	827	1,432	(1,487)	2,172
Total equity (deficit)	545	1,640	339	(1,979)	545
Total liabilities and equity (deficit)	$1,945	$2,467	$1,771	$(3,466)	$2,717

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED JUNE 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$331	$545	$(172)	$704
Cost of sales	—	262	441	(172)	531
Gross profit	—	69	104	—	173
Costs and expenses:
Selling, general and administrative expense	—	60	25	—	85
Research and development expense	—	11	7	—	18
Restructuring and discrete costs	—	8	(6)	—	2
Other operating (income) expense, net	—	(2)	(1)	—	(3)
Operating (loss) income	—	(8)	79	—	71
Interest expense (income), net	21	(7)	6	—	20
Non-operating expense (income), net	—	(4)	(2)	—	(6)
Reorganization items, net	—	4	—	—	4
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(21)	(1)	75	—	53
Income tax expense	—	2	11	—	13
(Loss) income before earnings (losses) from unconsolidated entities	(21)	(3)	64	—	40
Earnings (losses) from unconsolidated entities, net of taxes	61	64	—	(125)	—
Net income (loss)	$40	$61	$64	$(125)	$40
Comprehensive income (loss)	$(5)	$15	$30	$(45)	$(5)

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED JUNE 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$300	$461	$(167)	$594
Cost of sales	—	245	381	(167)	459
Gross profit	—	55	80	—	135
Costs and expenses:
Selling, general and administrative expense	—	46	38	—	84
Research and development expense	—	10	6	—	16
Restructuring and discrete costs	—	2	(7)	—	(5)
Other operating expense (income), net	—	—	(1)	—	(1)
Operating income (loss)	—	(3)	44	—	41
Interest expense (income), net	18	(6)	8	—	20
Non-operating (income) expense , net	(1)	(2)	1	—	(2)
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(17)	5	35	—	23
Income tax expense	—	—	4	—	4
(Loss) income before (losses) earnings from unconsolidated entities	(17)	5	31	—	19
(Losses) earnings from unconsolidated entities, net of taxes	36	31	—	(67)	—
Net (loss) income	$19	$36	$31	$(67)	$19
Comprehensive income (loss)	$27	$43	$23	$(66)	$27

MOMENTIVE PERFORMANCE MATERIALS INC.
SIX MONTHS ENDED JUNE 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$636	$1,074	$(349)	$1,361
Cost of sales	—	514	869	(349)	1,034
Gross profit	—	122	205	—	327
Costs and expenses:
Selling, general and administrative expense	—	113	58	—	171
Research and development expense	—	22	13	—	35
Restructuring and discrete costs	—	9	(6)	—	3
Other operating (income) expense, net	—	(1)	(1)	—	(2)
Operating (loss) income	—	(21)	141	—	120
Interest expense (income), net	39	(13)	14	—	40
Non-operating expense (income), net	—	(8)	5	—	(3)
Reorganization items, net	—	5	—	—	5
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(39)	(5)	122	—	78
Income tax expense	—	2	17	—	19
(Loss) income before earnings (losses) from unconsolidated entities	(39)	(7)	105	—	59
Earnings (losses) from unconsolidated entities, net of taxes	99	106	1	(205)	1
Net income (loss)	$60	$99	$106	$(205)	$60
Comprehensive income (loss)	$49	$88	$99	$(187)	$49

MOMENTIVE PERFORMANCE MATERIALS INC.
SIX MONTHS ENDED JUNE 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$561	$905	$(328)	$1,138
Cost of sales	—	489	744	(328)	905
Gross profit	—	72	161	—	233
Costs and expenses:
Selling, general and administrative expense	—	91	75	—	166
Research and development expense	—	20	11	—	31
Restructuring and discrete costs	—	5	(5)	—	—
Other operating expense (income), net	—	—	4	—	4
Operating income (loss)	—	(44)	76	—	32
Interest expense (income), net	36	(13)	16	—	39
Non-operating (income) expense, net	(1)	(1)	—	—	(2)
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(35)	(30)	60	—	(5)
Income tax (benefit) expense	—	(6)	11	—	5
(Loss) income before (losses) earnings from unconsolidated entities	(35)	(24)	49	—	(10)
(Losses) earnings from unconsolidated entities, net of taxes	25	49	—	(74)	—
Net (loss) income	$(10)	$25	$49	$(74)	$(10)
Comprehensive income (loss)	$31	$66	$60	$(126)	$31

MOMENTIVE PERFORMANCE MATERIALS INC.
SIX MONTHS ENDED JUNE 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(8)	$(44)		$159		$(13)	$94
Cash flows (used in) provided by investing activities:
Capital expenditures	—	(19)		(41)		—	(60)
Purchases of intangible assets	—	(1)		—		—	(1)
Capital reimbursed from insurance proceeds	—	—		3		—	3
Return of capital from subsidiary from sales of accounts receivable	—	24	(a)	—		(24)	—
	—	4		(38)		(24)	(58)
Cash flows (used in) provided by financing activities:
Net short-term debt (repayments) borrowings	—	—		(1)		—	(1)
Net intercompany loan (repayments) borrowings	41	52		(93)		—	—
ABL financing fees	(4)	—		—		—	(4)
Intercompany dividend	—	(13)		—		13	—
Common stock dividends paid	(1)	—		—		—	(1)
Return of capital to parent from sales of accounts receivable	—	—		(24)	(a)	24	—
	36	39		(118)		37	(6)
Decrease in cash, cash equivalents, and restricted cash	28	(1)		3		—	30
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—		(2)		—	(2)
Cash, cash equivalents, and restricted cash at beginning of period	14	1		159		—	174
Cash, cash equivalents, and restricted cash at end of period	$42	$—		$160		$—	$202

(a)
During the six months ended June 30, 2018, Momentive Performance Materials USA LLC contributed receivables of $24 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2018, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
SIX MONTHS ENDED JUNE 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(4)	$(20)		$27		$(13)	$(10)
Cash flows (used in) provided by investing activities:
Capital expenditures	—	(29)		(48)		—	(77)
Purchases of intangible assets	—	(1)		(1)		—	(2)
Purchase of business	—	(9)		—		—	(9)
Return of capital from subsidiary from sales of accounts receivable	—	23	(a)	—		(23)	—
	—	(16)		(49)		(23)	(88)
Cash flows (used in) provided by financing activities:
Net intercompany loan (repayments) borrowings	(16)	37		(21)		—	—
Intercompany dividend	—	—		(13)		13	—
Common stock dividends paid	(1)	—		—		—	(1)
Return of capital to parent from sales of accounts receivable	—	—		(23)	(a)	23	—
	(17)	37		(57)		36	(1)
Decrease in cash, cash equivalents, and restricted cash	(21)	1		(79)		—	(99)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—		3		—	3
Cash, cash equivalents, and restricted cash at beginning of period	39	1		188		—	228
Cash, cash equivalents, and restricted cash at end of period	$18	$2		$112		$—	$132

(a)
During the six months ended June 30, 2017, Momentive Performance Materials USA LLC contributed receivables of $23 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the six months ended June 30, 2017, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

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

Within the following discussion, unless otherwise stated, “the second quarter of 2018” refers to the three months ended June 30, 2018, “the first six months of 2018” refers to the six months ended June 30, 2018, “the second quarter of 2017” refers to the three months ended June 30, 2017, and “the first six months of 2017” refers to the six months ended June 30, 2017.

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

Overview and Outlook
Business Overview
At June 30, 2018, we had four reportable segments: Performance Additives, Formulated and Basic Silicones, Quartz Technologies, and Corporate.
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
Six Months Ended June 30, 2018 Overview

•
Net Sales—Net sales increased approximately $223 in the first half of 2018 as compared to the first half of 2017. The increase in net sales was driven by improved market dynamics in our basics end-markets and volume gains across all of our segments, which reflected the benefits of our strategic growth investments and increased demand in the automotive, agriculture, personal care, electronic and industrial end markets.

•
Net Income —During the first half of 2018, net income increased by $70 for both Momentive and MPM, compared to the first half of 2017, primarily due to volume, mix and price increases across our product portfolio.

•
Segment EBITDA—Segment EBITDA increased by $64 in the first half of 2018 for both Momentive and MPM, as compared to the first half of 2017. The increase in Segment EBITDA was driven by significantly improved market dynamics in our basics end-markets and the benefits of prior strategic investments in our specialty capabilities, partially offset by one-time production issues relating to silanes and headwinds in the urethane additives end market.

Short-term Outlook
As we look into the remainder of 2018, we expect strong demand, solid industry fundamentals, pricing tailwinds from realization of previously implemented increases, and continued margin improvement from increased specialty sales, cost optimization and favorable trends in basic products. We also expect significant upside in the capital investments we have made in our specialty product portfolio over the last several years. Specifically, our NXT expansion has been completed and is expected to double our capacity in our fastest growing product line which would enable state-of-the-art manufacturing capabilities on two continents. We expect that this will drive growth in 2018 and beyond, allowing us to strengthen our leadership position in automotive tire applications and enable additional new product offerings.
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
Matters Impacting Comparability of Results
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation, and defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is driven by the translation of assets and liabilities of our foreign subsidiaries, which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities driving the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; goodwill and other intangible assets; accounts payable and pension and other postretirement benefit obligations. The primary currencies in which these assets and liabilities are denominated are the euro and Japanese yen. The impact of defined benefit pension and postretirement benefit adjustments is primarily driven by the recognition of prior service benefits due to plan design changes, as well as the subsequent amortization of amounts from accumulated other comprehensive income in periods following the initial recording of such amounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,				Three Months Ended June 30,
	2018		2017		2018		2017
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$704	100%	$594	100%	$704	100%	$594	100%
Cost of sales	531	75%	459	77%	531	75%	459	77%
Gross profit	173	25%	135	23%	173	25%	135	23%
Selling, general and administrative expense	86	12%	84	14%	85	12%	84	14%
Research and development expense	18	3%	16	3%	18	3%	16	3%
Restructuring and discrete costs	2	—%	(5)	(1)%	2	—%	(5)	(1)%
Other operating (income) expense, net	(3)	—%	(1)	—%	(3)	—%	(1)	—%
Operating income	70	10%	41	7%	71	10%	41	7%
Interest expense, net	20	3%	20	4%	20	3%	20	4%
Non-operating expense (income), net	(6)	(1)%	(2)	—%	(6)	(1)%	(2)	—%
Reorganization items, net	4	—%	—	—%	4	—%	—	—%
Total non-operating expense	18	2%	18	3%	18	2%	18	3%
Income before income taxes and earnings from unconsolidated entities	52	8%	23	4%	53	8%	23	4%
Income tax expense	13	2%	4	1%	13	2%	4	1%
Income before earnings from unconsolidated entities	39	6%	19	3%	40	6%	19	3%
Earnings from unconsolidated entities, net of taxes	—	—%	—	—%	—	—%	—	—%
Net income	$39	6%	$19	3%	$40	6%	$19	3%
Other comprehensive (loss) income	$(45)		$8		$(45)		$8
Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017
Net Sales
Net sales in the second quarter of 2018 increased $110, or 19%, compared to the second quarter of 2017. This increase was primarily due to a volume increase of approximately $39 due to improved market dynamics in our basics end-markets and increased demand in the automotive, agriculture, personal care, electronic and industrial end markets, and a favorable price/mix shift of approximately $54, driven by our continuous intentional shift towards higher-margin products as well as pricing initiatives announced in the fourth quarter of 2017. Favorable foreign exchange rate fluctuations of $17 also contributed to the increase in net sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating Income
In the second quarter of 2018, operating income increased by $29 and $30 for Momentive and MPM, respectively, compared to the second quarter of 2017. Cost of sales increased by $72 for both Momentive and MPM, compared to the second quarter of 2017. This increase was primarily due to our sales increase, along with $27 due to the impact of raw material inflation and $10 related to unfavorable foreign exchange rate fluctuations. Selling, general and administrative expense increased by $2 and $1 for Momentive and MPM, respectively, compared to the second quarter of 2017 primarily due to unfavorable exchange rate fluctuations. Research and development expense for the second quarter of 2018 increased by $2 for both Momentive and MPM compared to the second quarter of 2017 primarily related to the timing of new projects. Restructuring and discrete costs increased by $7 for both Momentive and MPM, mainly due to the severance related costs pursuant to the Company’s global restructuring program announced in March 2018. Other operating income increased by $2 for both Momentive and MPM during the second quarter of 2018 compared to the second quarter of 2017, mainly due to business-related subsidies and lower scrapping of long-lived assets.
The summary of the components of depreciation and amortization expense on our consolidated statements of operations for the three months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,
	2018	2017
Cost of sales	$28	$26
Selling, general and administrative expense	12	11
Total depreciation and amortization expense	$40	$37

Non-Operating Expense
In the second quarter of 2018, total non-operating expense was flat compared to the second quarter of 2017 for both Momentive and MPM.
Income Tax Expense
The effective tax rate was 25% for both Momentive and MPM for the three months ended June 30, 2018 and 17% for both Momentive and MPM for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the three months ended June 30, 2017, income taxes included favorable discrete tax adjustments of $5 pertaining to legislative changes in Italy and the resolution of certain tax matters in non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of June 30, 2018, and are expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, we have not provided for deferred taxes on gains of $17, which could result in a tax obligation of $5, based on currency exchange rates as of June 30, 2018. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive Income
In the second quarter of 2018, foreign currency translation positively impacted other comprehensive income by $49 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S. dollar against other currencies. Also, for the second quarter of 2018, certain plan provision changes related to accumulated postretirement benefit obligation on Company-sponsored post-retiree medical, dental, vision and life insurance benefit plans also impacted other comprehensive income by $4.
In the second quarter of 2017, foreign currency translation positively impacted other comprehensive income by $9 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S dollar against other currencies. In addition, for the second quarter of 2017, recognition of net prior service benefit following certain plan provision changes also impacted other comprehensive income by $1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Six Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$1,361	100%	$1,138	100%	$1,361	100%	$1,138	100%
Cost of sales	1,034	76%	905	80%	1,034	76%	905	80%
Gross profit	327	24%	233	20%	327	24%	233	20%
Selling, general and administrative expense	172	13%	167	14%	171	13%	166	14%
Research and development expense	35	3%	31	3%	35	3%	31	3%
Restructuring and discrete costs	3	—%	—	—%	3	—%	—	—%
Other operating (income) expense, net	(2)	—%	4	—%	(2)	—%	4	—%
Operating income	119	8%	31	3%	120	8%	32	3%
Interest expense, net	40	3%	39	4%	40	3%	39	4%
Non-operating expense (income), net	(3)	—%	(2)	—%	(3)	—%	(2)	—%
Reorganization items, net	5	—%	—	—%	5	—%	—	—%
Total non-operating expense	42	3%	37	4%	42	3%	37	4%
Income (loss) before income taxes and earnings from unconsolidated entities	77	5%	(6)	(1)%	78	5%	(5)	(1)%
Income tax expense	19	1%	5	—%	19	1%	5	—%
Income (loss) before earnings from unconsolidated entities	58	4%	(11)	(1)%	59	4%	(10)	(1)%
Earnings from unconsolidated entities, net of taxes	1	—%	—	—%	1	—%	—	—%
Net income (loss)	$59	4%	$(11)	(1)%	$60	4%	$(10)	(1)%
Other comprehensive income	$(11)		$41		$(11)		$41
Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017
Net Sales
Net sales in the first half of 2018 increased $223, or 20%, compared to the first half of 2017. This increase was primarily due to a volume increase of approximately $92 due to improved market dynamics in our basics end-markets and increased demand in the automotive, agriculture, personal care, electronic and industrial end markets, and a favorable price/mix shift of approximately $86, driven by our continuous intentional shift towards higher-margin products as well as pricing initiatives announced in the fourth quarter of 2017. Favorable foreign exchange rate fluctuations of $45 also contributed to the increase in net sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating Income
In the first half of 2018, operating income increased by $88 for both Momentive and MPM, compared to the first half of 2017. Cost of sales increased by $129 for both Momentive and MPM, compared to the first half of 2017. This increase was primarily due to our sales increase, along with $52 due to the impact of raw material inflation and $30 related to unfavorable foreign exchange rate fluctuations. These increases were offset by a decrease of $41 in net processing costs. Selling, general and administrative expense increased by $5 for both Momentive and MPM, compared to the first half of 2017 primarily due to the impact of a merit increase implemented in 2017, timing of services, and unfavorable exchange rate fluctuations of $3. Research and development expense for the first half of 2018 increased by $4 for both Momentive and MPM compared to the first half of 2017 primarily related to the timing of new projects. Restructuring and discrete costs increased by $3 for both Momentive and MPM, mainly due to the severance-related costs pursuant to the Company’s global restructuring program announced in March 2018. Other operating expense decreased by $6 for both Momentive and MPM during the first half of 2018 compared to the first half of 2017, mainly due to business-related subsidies, lower scrapping of long-lived assets, and foreign currency translation gains.
The summary of the components of depreciation and amortization expense on our consolidated statements of operations for the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended June 30,
	2018	2017
Cost of sales	$56	$53
Selling, general and administrative expense	24	22
Total depreciation and amortization expense	$80	$75

Non-Operating Expense
In the first half of 2018, total non-operating expense increased by $5 compared to the first half of 2017 for both Momentive and MPM, mainly due to higher reorganization costs.
Income Tax Expense
The effective tax rate was 25% and 24% for Momentive and MPM, respectively, for the six months ended June 30, 2018 and (83)% and (100)% for Momentive and MPM, respectively, for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the six months ended June 30, 2018, income taxes included favorable discrete tax adjustments of $1 pertaining to the resolution of certain tax matters in non-U.S. jurisdictions. For the six months ended June 30, 2017, income taxes included favorable discrete tax adjustments of $10 pertaining to benefits curtailment, legislative changes in Italy and Japan, and the resolution of certain tax matters in non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of June 30, 2018, and are expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, we have not provided for deferred taxes on gains of $17, which could result in a tax obligation of $5, based on currency exchange rates as of June 30, 2018. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive Income
In the first half of 2018, foreign currency translation negatively impacted other comprehensive income by $14 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S. dollar against other currencies. Also, for the first half of 2018, certain plan provision changes related to accumulated postretirement benefit obligation on Company-sponsored post-retiree medical, dental, vision and life insurance benefit plans also impacted other comprehensive income by $3.
In the first half of 2017, foreign currency translation positively impacted other comprehensive income by $31 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S dollar against other currencies. In addition, for the first half of 2017, recognition of net prior service benefit following certain plan provision changes also impacted other comprehensive income by $10.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales(1):
Performance Additives	$250	$228	$498	$448
Formulated and Basic Silicones	399	314	756	589
Quartz Technologies	55	52	107	101
Total	$704	$594	$1,361	$1,138

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment EBITDA:
Performance Additives	$50	$48	$104	$95
Formulated and Basic Silicones	63	27	104	51
Quartz Technologies	12	10	21	17
Corporate	(12)	(11)	(22)	(20)
Total	$113	$74	$207	$143

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment EBITDA:
Performance Additives	$50	$48	$104	$95
Formulated and Basic Silicones	63	27	104	51
Quartz Technologies	12	10	21	17
Corporate	(11)	(11)	(21)	(19)
Total	$114	$74	$208	$144

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Segment Results
Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017
The following is an analysis of the percentage change in sales by business from the three months ended June 30, 2017 to the three months ended June 30, 2018:

	Volume	Price/Mix	Currency Translation	Total
Performance Additives	7%	—%	3%	10%
Formulated and Basic Silicones	7%	17%	3%	27%
Quartz Technologies	4%	2%	—%	6%
Performance Additives
Net sales in the second quarter of 2018 increased $22 or 10%, compared to the second quarter of 2017. This increase was primarily due to an increase in sales volume of $15 related to automotive, agriculture, and personal care end markets, reflecting our growth initiatives across our entire portfolio and $7 due to the weakening of the U.S. dollar against other currencies.
Segment EBITDA in the second quarter of 2018 increased by $2 to $50 compared to the second quarter of 2017. This increase was primarily due to volume growth and contributions from strategic investments partially offset by the start-up operations of NXT* and the temporary impact of higher input costs in key urethane additives end markets.
Formulated and Basic Silicones
Net sales in the second quarter of 2018 increased $85, or 27%, compared to the second quarter of 2017. This increase was primarily due to a favorable increase in sales volume of $22 reflecting improved market dynamics in our basics end-markets, as well as strong growth within our specialty portfolio driven by increased demand in electronic materials, coatings, and industrial end markets, favorable price/mix shift of approximately $53 driven by intentional shift towards higher-margin products and pricing initiatives announced in the fourth quarter of 2017, and $10 due to the weakening of the U.S. dollar.
Segment EBITDA in the second quarter of 2018 increased by $36 to $63 compared to the second quarter of 2017. This increase was primarily driven by the same factors impacting net sales as well as strategic capital investments.

Quartz Technologies
Net sales in the second quarter of 2018 increased $3, or 6%, compared to the second quarter of 2017. The increase was primarily due to volume increase of $2 mainly due to improved market conditions in the electronics market and approximately $1 related to a favorable price/mix shift.

Segment EBITDA in the second quarter of 2018 increased by $2 to $12 compared to the second quarter of 2017. This increase was primarily due to the increase in sales volume, improved manufacturing efficiencies, and volume leverage from increased sales.

Corporate
Corporate charges are corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions. Corporate charges increased by $1 and $0 in the second quarter of 2018 for Momentive and MPM, respectively.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017
The following is an analysis of the percentage change in sales by business from the three months ended June 30, 2017 to the three months ended June 30, 2018:

	Volume	Price/Mix	Currency Translation	Total
Performance Additives	7%	—%	4%	11%
Formulated and Basic Silicones	9%	15%	4%	28%
Quartz Technologies	4%	2%	—%	6%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Performance Additives
Net sales in the first half of 2018 increased $50 or 11%, compared to the first half of 2017. This increase was primarily due to an increase in sales volume of $32 related to automotive, agriculture, and personal care end markets, reflecting our growth initiatives across our entire portfolio and $20 due to the weakening of the U.S. dollar against other currencies.
Segment EBITDA in the first half of 2018 increased by $9 to $104 compared to the first half of 2017. This increase was primarily due to volume growth and contributions from past strategic capital investments.
Formulated and Basic Silicones
Net sales in the first half of 2018 increased $167, or 28%, compared to the first half of 2017. This increase was primarily due to a favorable increase in sales volume of $56 reflecting improved market dynamics in our basics end-markets, as well as strong growth within our specialty portfolio driven by increased demand in electronic materials, coatings, and industrial end markets, favorable price/mix shift of approximately $86 driven by intentional shift towards higher-margin products and pricing initiatives announced in the fourth quarter of 2017, and $25 due to the weakening of the U.S. dollar.
Segment EBITDA in the first half of 2018 increased by $53 to $104 compared to the first half of 2017. This increase was primarily driven by the same factors impacting net sales as well as strategic capital investments.

Quartz Technologies
Net sales in the first half of 2018 increased $6, or 6%, compared to the first half of 2017. The increase was primarily due to volume increase of $4 mainly due to improved market conditions in the electronics market and approximately $2 related to a favorable price/mix shift.

Segment EBITDA in the first half of 2018 increased by $4 to $21 compared to the first half of 2017. This increase was primarily due to the increase in sales volume, improved manufacturing efficiencies, and volume leverage from increased sales.

Corporate
Corporate charges are corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions. Corporate charges increased by $2 in the first half of 2018 for both Momentive and MPM, as compared to the first half of 2017 mainly due to increases in incentives and employee headcount and related compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Reconciliation of Net Income (Loss) to Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$39	$19	$59	$(11)
Interest expense, net	20	20	40	39
Income tax expense	13	4	19	5
Depreciation and amortization	40	37	80	75

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(3)	$(2)	$3	$4
Unrealized (gains) losses on pension and postretirement benefits	(2)	—	(2)	1
Restructuring and discrete costs	2	(4)	3	30
Reorganization items, net	4	—	5	—
Segment EBITDA	$113	$74	$207	$143

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$40	$19	$60	$(10)
Interest expense, net	20	20	40	39
Income tax expense	13	4	19	5
Depreciation and amortization	40	37	80	75

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$(3)	$(2)	$3	$4
Unrealized (gains) losses on pension and postretirement benefits	(2)	—	(2)	1
Restructuring and discrete costs	2	(4)	3	30
Reorganization items, net	4	—	5	—
Segment EBITDA	$114	$74	$208	$144

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses.
For the three and six months ended June 30, 2018 and 2017, non-cash charges primarily included loss due to the scrapping of certain assets, stock based compensation expense, and net foreign exchange transaction gains and losses related to certain intercompany arrangements. In addition, for the three and six months ended June 30, 2017, non-cash charges also included asset impairment charges.
For the six months ended June 30, 2017, unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations.
For the three and six months ended June 30, 2018 and 2017, restructuring and discrete costs included expenses from restructuring and integration. In addition, for the six months ended June 30, 2017, these costs also included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, NY facility. For the three and six months ended June 30, 2018, these amounts also included a gain related to an insurance reimbursement of $8 related to fire damage at our Leverkusen, Germany facility and the restructuring costs related to the company’s announced $15 restructuring initiative.

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
At June 30, 2018, we had $1,239 of outstanding indebtedness (with a face value of $1,337). In addition, at June 30, 2018, we had $448 in liquidity for both Momentive and MPM, consisting of the following:

•	$201 of unrestricted cash and cash equivalents (of which $159 is maintained in foreign jurisdictions) for both Momentive and MPM; and

•
$247 of availability under the ABL Facility ($300 borrowing base, less $53 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payable) at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	% of LTM Net Sales	December 31, 2017	% of LTM Net Sales
Accounts receivable	$372	15%	$323	14%
Inventories	464	18%	445	19%
Accounts payable	(305)	(12)%	(286)	(12)%
Net working capital	$531	21%	$482	21%
The increase in net working capital of $49 from December 31, 2017, was partially due to an increase in accounts receivable because of increased sales in the period offset by our strategic initiatives to expedite the collection process. In addition, net working capital was impacted by increased inventory due to normal seasonality and impacts of inflation. These increases were offset by an increase in accounts payable due to continuous strategic efforts to negotiate longer payment terms and timing of purchases of inventory. The increase in net working capital was offset by exchange rate fluctuations of $10 due to the strengthening of the U.S. dollar against the euro and Japanese yen.
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
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. As of June 30, 2018, we had no outstanding borrowings under the ABL Facility.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sources (uses) of cash:
Operating activities	$92	$(12)	$94	$(10)
Investing activities	(57)	(87)	(58)	(88)
Financing activities	(5)	—	(6)	(1)
Effect of exchange rates on cash flows	(2)	3	(2)	3
Increase (decrease) in cash, cash equivalents, and restricted cash	$28	$(96)	$28	$(96)

Operating Activities
During the first half of 2018, our operations provided $92 and $94 of cash for Momentive and MPM, respectively. Net income of $59 and $60 for Momentive and MPM, respectively, included $91 and $90 of net non-cash expense items, for Momentive and MPM, respectively, of which $80 was for depreciation and amortization, $12 was for the amortization of debt discount, $5 related to the change in deferred tax provisions and $2 and $1 related to stock based compensation expense for Momentive and MPM, respectively, offset by $3 related to gain on insurance proceeds received for capital expenditure, $2 related to unrealized foreign exchange loss, and $2 related to unrealized actuarial (gains) losses from pensions and other post retirement liabilities. Net working capital used $50 of cash for both Momentive and MPM, primarily, due to an increase of $54 in accounts receivable because of timing of sales in the period and selling price increase and an increase of $23 in inventories to meet forecast volume and normal seasonality, offset by an increase in accounts payable of $27, primarily due to continuous strategic efforts to negotiate longer payment terms and timing of purchases of inventory. Changes in other assets and liabilities that primarily included interest expense, taxes and pension plan contributions were driven by the timing of when items were expensed versus paid and impact of foreign currency fluctuations.
During the first half of 2017, our operations used $12 and $10 of cash for Momentive and MPM, respectively. Net loss of $11 and $10 for both Momentive and MPM, included $82 of net non-cash expense items, of which $75 was for depreciation and amortization, $12 was for the amortization of debt discount, $4 for loss on sale of certain assets, $2 for stock based compensation expense and $1 for unrealized actuarial loss from other post retirement liabilities. These were offset by a $9 change in deferred tax provisions and $4 related to unrealized foreign exchange gains. Net working capital used $34 of cash for both Momentive and MPM, primarily, due to increases in accounts receivable and inventories of $43 and $27, respectively, offset by a decrease in accounts payable of $36, primarily due to reasons stated in the preceding paragraphs. Changes in other assets and liabilities that primarily included interest expense, taxes and pension plan contributions, were driven by the timing of when items were expensed versus paid and impact of foreign currency fluctuations.
Investing Activities
During the first half of 2018, investing activities used $60 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance and capital improvement projects which were offset by approximately $3 related to capital reimbursed from insurance proceeds. We reaffirm the fiscal year 2018 capital expenditure budget of approximately $125.
During the first half of 2017, investing activities used $77 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance and capital improvement projects and $9 related to our acquisition of a business.
Financing Activities
During the first half of 2018, Momentive and MPM used $1 related to net short-term debt payments and $4 related to ABL financing fees.
During the first half of 2017, Momentive and MPM did not have any outside financing activity.
At June 30, 2018, there were $53 in outstanding letters of credit and no outstanding borrowings under our ABL Facility, leaving unused borrowing capacity of $247.
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
At June 30, 2018, MPM was in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
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
(dollar amounts in millions)    (Continued)

The following table reconciles net income to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges and Pro forma Fixed Charge Coverage Ratio as calculated under our indentures and ABL Facility for the period presented:

June 30, 2018
LTM Period
Net income	$71
Interest expense, net	81
Income tax expense	29
Depreciation and amortization	159
EBITDA	340
Adjustments to EBITDA
Restructuring and discrete costs(a)	9
Reorganization items, net(b)	6
Unrealized gains on pension and postretirement benefits (c)	(8)
Pro forma cost savings (d)	15
Non-cash charges (e)	11
Adjusted EBITDA	$373
Adjusted EBITDA less Capital Expenditures and Cash Taxes	$197
Pro forma fixed charges(f)	$56
Ratio of Adjusted EBITDA to Fixed Charges(g)	6.66
Pro forma Fixed Charge Coverage Ratio(h)	3.52

(a)	Primarily includes expenses related to our global restructuring program, siloxane production transformation, and certain other non-operating income and expenses.

(b)	Represents professional fees related to our reorganization.

(c)	Represents non-cash actuarial gains resulting from pension and postretirement liability curtailment and re-measurements.

(d)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management.

(e)	Includes primarily the effects of foreign exchange gains and losses and impacts of asset impairments and disposals, and stock-based compensation expense.

(f)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at June 30, 2018 adjusted for applicable restricted payments.

(g)
MPM’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless MPM has an Adjusted EBITDA to Fixed Charges ratio of at least 2.0 to 1.0. As of June 30, 2018, we were able to satisfy this test and incur additional indebtedness under these indentures.

(h)
Represents Pro forma Fixed Charge Coverage Ratio (the “FCCR”) as defined in the credit agreement for the ABL Facility. If the availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and, (b) $27, then the FCCR must be greater than 1.0 to 1.0.

Off-Balance Sheet Arrangements
At June 30, 2018, we had no off-balance sheet arrangements.

Recently Issued Accounting Standards
The nature and impact of recent accounting pronouncements is discussed in Note 2 to our condensed consolidated financial statements in this Form 10-Q, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Information regarding our market risk as of December 31, 2017 was provided in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to such disclosure during the six months ended June 30, 2018.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Momentive, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that Momentive’s disclosure controls and procedures were effective as of June 30, 2018.
As of the end of the period covered by this Quarterly Report on Form 10-Q, MPM, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that MPM’s disclosure controls and procedures were effective as of June 30, 2018.
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
Except as noted below, there have been no material developments in any of the ongoing legal proceedings during the first half of 2018 for both Momentive and MPM that are included in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2017 and the amendments thereto.
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
In May 2015, the District Court denied both of the Appellants’ appeals and affirmed the Bankruptcy Court’s rulings. The Appellants appealed the District Court’s decision to the Second Circuit. On October 20, 2017, the Second Circuit affirmed the Make-Whole Determination. In November 2017, the Appellants petitioned for panel rehearing or, in the alternative, for rehearing en banc by the Second Circuit with respect to the Make-Whole Determination. On December 11, 2017, the Second Circuit issued an order denying the Rehearing Request and upheld the Company’s position that no make-whole payments were due. On October 20, 2017, the Second Circuit also reversed the Interest Rate Determination and remanded the issue to the Bankruptcy Court for further proceedings. The Second Circuit held that, on remand, the Bankruptcy Court should assess whether an efficient market rate can be ascertained, and, if so, apply it to the First Lien Notes and Second Lien Notes. On December 22, 2017, the Second Circuit issued its mandate remanding the Interest Rate Determination to the Bankruptcy Court. The Bankruptcy Court has scheduled a trial later in August 2018 in connection with the remanded Interest Rate Determination.
On March 12, 2018, the Appellants each filed a petition for a writ of certiorari with the Supreme Court with respect to the Make-Whole Determination (the “Cert Petition”). On June 19, 2018, the Supreme Court denied the Appellants’ Cert Petition.
We cannot predict with certainty the timing or outcome of the Remand. An adverse resolution of this matter could result in a significant obligation by the Company to make a catch-up payment for the past-due interest and an increase in the Company’s interest costs going forward.

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Risk Factors,” in our Annual Report on Form 10-K filed on February 27, 2018 (the “Annual Report”) which could materially affect our business, financial condition or results of operations. Except as noted below, there have been no material changes to our risk factors from those disclosed in the Annual Report.

Risks Related to Our Business

Recent developments with respect to trade policies, trade agreements, tariffs and related government regulations could increase our costs, limit the amount of materials we can import, decrease demand for certain of our products and have a material adverse impact on our business, financial condition and results of operations.

We source certain materials used in our products from our own facilities and third party manufacturers located outside of the United States and we sell certain of our products to customers located inside and outside of the United States.  The current United States administration has voiced concerns about imports from countries as potentially engaging in unfair trade practices, increased tariffs on certain goods imported into the United States from those countries, including China and other countries from which we import raw materials or sell products, and raised the possibility of imposing significant additional tariff increases. The announcement of tariffs and proposed tariffs on imported products by the U.S. has triggered actions from certain foreign governments, including China, and may trigger additional actions by those and other foreign governments, potentially resulting in a “trade war”.

We cannot predict future trade policy or other governmental action related to tariffs or international trade agreements and their impacts on our business. The occurrence of a trade war or other trade-related governmental action has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the economy, which in turn could have a material adverse impact our business, financial condition and results of operations.

Additional tax expense or additional tax exposures could affect our future profitability.

We are subject to income taxes in the United States and various international jurisdictions. Changes in tax laws and regulations, as well as changes and conflicts in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets, including net operating loss carry forwards, and deferred tax liabilities. Additionally, in the ordinary course of business we are subject to examinations by various authorities, including tax authorities. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions, and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional investigations, proceedings and contingencies will arise from time to time. Our competitive position, cash flows, results of operation or financial condition may be affected by the outcome of investigations, proceedings and other contingencies that cannot be predicted with certainty.

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

MPM HOLDINGS INC.

Date:	August 14, 2018	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	August 14, 2018	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)