Form 10-Q
period 2018-09-30
MPM Holdings Inc.; Momentive Performance Materials Inc.
filed 2018-11-09
CIK 1624826, 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐
The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on November 2, 2018, was 48,163,690 shares.
The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on November 2, 2018, was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-Q is a combined quarterly report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $1 at both September 30, 2018 and December 31, 2017)	$252	$174	$252	$174
Accounts receivable (net of allowance for doubtful accounts of $3 and $4 at September 30, 2018 and December 31, 2017, respectively)	386	323	386	323
Inventories:
Raw materials	172	153	172	153
Finished and in-process goods	292	292	292	292
Other current assets	52	51	52	51
Total current assets	1,154	993	1,154	993
Investment in unconsolidated entities	21	19	21	19
Deferred income taxes	10	11	10	11
Other long-term assets	14	11	14	11
Property, plant and equipment:
Land	77	77	77	77
Buildings	376	338	376	338
Machinery and equipment	1,141	1,135	1,141	1,135
	1,594	1,550	1,594	1,550
Less accumulated depreciation	(459)	(383)	(459)	(383)
	1,135	1,167	1,135	1,167
Goodwill	212	216	212	216
Other intangible assets, net	268	300	268	300
Total assets	$2,814	$2,717	$2,814	$2,717
Liabilities and Equity
Current liabilities:
Accounts payable	$320	$286	$320	$286
Debt payable within one year	36	36	36	36
Interest payable	25	12	25	12
Income taxes payable	11	7	11	7
Accrued payroll and incentive compensation	69	68	69	68
Other current liabilities	100	103	99	102
Total current liabilities	561	512	560	511
Long-term liabilities:
Long-term debt	1,211	1,192	1,211	1,192
Pension and postretirement benefit liabilities	319	335	319	335
Deferred income taxes	62	60	62	60
Other long-term liabilities	72	74	72	74
Total liabilities	2,225	2,173	2,224	2,172
Commitments and contingencies (See Note 8)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,163,690 and 48,121,634 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively			—	—
Additional paid-in capital	871	868	868	866
Accumulated other comprehensive income (loss)	(53)	(18)	(53)	(18)
Accumulated deficit	(229)	(306)	(225)	(303)
Total equity	589	544	590	545
Total liabilities and equity	$2,814	$2,717	$2,814	$2,717

See Notes to Condensed Consolidated Financial Statements

MPM HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except share and per share data)	2018	2017	2018	2017
Net sales	$687	$594	$2,048	$1,732
Cost of sales	528	473	1,562	1,378
Gross profit	159	121	486	354
Costs and expenses:
Selling, general and administrative expense	83	84	255	251
Research and development expense	17	17	52	48
Restructuring and discrete costs (See Note 4)	8	6	11	6
Other operating expense (income), net	1	(1)	(1)	3
Operating income	50	15	169	46
Interest expense, net (See Note 7)	21	21	61	60
Non-operating (income) expense, net	(4)	(5)	(7)	(7)
Reorganization items, net	4	—	9	—
Income (loss) before income taxes and earnings from unconsolidated entities	29	(1)	106	(7)
Income tax expense (See Note 13)	12	6	31	11
Income (loss) before earnings from unconsolidated entities	17	(7)	75	(18)
Earnings from unconsolidated entities, net of taxes	1	(1)	2	(1)
Net income (loss)	$18	$(8)	$77	$(19)

Net income (loss) per share:
Net income (loss) per common share—basic	$0.37	$(0.17)	$1.60	$(0.39)
Net income (loss) per common share—diluted	$0.37	$(0.17)	$1.58	$(0.39)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,219,157	48,121,634	48,171,413	48,109,535
Weighted average common shares outstanding—diluted	48,772,328	48,121,634	48,729,355	48,109,535

See Notes to Condensed Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net sales	$687	$594	$2,048	$1,732
Cost of sales	528	473	1,562	1,378
Gross profit	159	121	486	354
Costs and expenses:
Selling, general and administrative expense	82	84	253	250
Research and development expense	17	17	52	48
Restructuring and discrete costs (See Note 4)	8	6	11	6
Other operating expense (income), net	1	(1)	(1)	3
Operating income	51	15	171	47
Interest expense, net (See Note 7)	21	21	61	60
Non-operating (income) expense, net	(4)	(5)	(7)	(7)
Reorganization items, net	4	—	9	—
Income (loss) before income taxes and earnings from unconsolidated entities	30	(1)	108	(6)
Income tax expense (See Note 13)	12	6	31	11
Income (loss) before earnings from unconsolidated entities	18	(7)	77	(17)
Earnings from unconsolidated entities, net of taxes	1	(1)	2	(1)
Net income (loss)	$19	$(8)	$79	$(18)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income (loss)	$18	$(8)	$77	$(19)
Other comprehensive income, net of tax:
Foreign currency translation	(23)	11	(37)	42
Net prior service credit	(1)	(1)	2	9
Other comprehensive income	(24)	10	(35)	51
Comprehensive (loss) income	$(6)	$2	$42	$32

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income (loss)	$19	$(8)	$79	$(18)
Other comprehensive income, net of tax:
Foreign currency translation	(23)	11	(37)	42
Net prior service credit	(1)	(1)	2	9
Other comprehensive income	(24)	10	(35)	51
Comprehensive (loss) income	$(5)	$2	$44	$33

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Cash flows provided by (used in) operating activities
Net income (loss)	$77	$(19)	$79	$(18)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120	117	120	117
Gain on insurance proceeds received for capital	(3)	—	(3)	—
Unrealized actuarial (gains) losses from pensions and other post retirement liabilities	(2)	1	(2)	1
Deferred income tax expense (benefit)	4	(10)	4	(10)
Unrealized foreign currency gains	(6)	(4)	(6)	(4)
Amortization of debt discount and ABL deferred financing costs	19	18	19	18
Stock based compensation	3	3	2	2
Other non-cash adjustments	(2)	9	(2)	9
Net change in assets and liabilities:
Accounts receivable	(71)	(40)	(71)	(40)
Inventories	(27)	(20)	(27)	(20)
Accounts payable	47	27	47	27
Income taxes payable	6	—	6	—
Other assets, current and non-current	(2)	(3)	(2)	(3)
Other liabilities, current and non-current	6	(33)	7	(31)
Net cash provided by operating activities	169	46	171	48
Cash flows used in investing activities
Capital expenditures	(84)	(123)	(84)	(123)
Capital reimbursed from insurance proceeds	3	—	3	—
Purchases of intangible assets	(1)	(2)	(1)	(2)
Dividend from MPM	1	1	—	—
Purchase of a business	—	(9)	—	(9)
Net cash used in investing activities	(81)	(133)	(82)	(134)
Cash flows used in financing activities
Borrowings of short-term debt	36	35	36	35
Repayments of short-term debt	(36)	(36)	(36)	(36)
Dividends paid	—	—	(1)	(1)
ABL financing fees	(4)	—	(4)	—
Net cash used in financing activities	(4)	(1)	(5)	(2)
Increase (decrease) in cash, cash equivalents, and restricted cash	84	(88)	84	(88)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	4	(6)	4
Cash, cash equivalents, and restricted cash at beginning of period	174	228	174	228
Cash, cash equivalents, and restricted cash at end of period	$252	$144	$252	$144
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$29	$30	$29	$30
Income taxes, net of refunds	21	20	21	20
Non-cash investing activity:
Capital expenditures included in accounts payable	$15	$25	$15	$25

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

MPM HOLDINGS INC.
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
(In millions, except share data)	Shares	Amount
Balance as of December 31, 2017	48,121,634	$—	$868	$(18)	$(306)	$544
Net income			—	—	77	77
Other comprehensive income			—	(35)	—	(35)
Stock-based compensation expense			3	—	—	3
Issuance of common stock	42,056	—	—	—	—	—
Balance as of September 30, 2018	48,163,690	$—	$871	$(53)	$(229)	$589

MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance as of December 31, 2017	$—	$866	$(18)	$(303)	$545
Net income	—	—	—	79	79
Other comprehensive income	—	—	(35)	—	(35)
Dividends	—	—	—	(1)	(1)
Capital contribution from parent	—	2	—	—	2
Balance as of September 30, 2018	$—	$868	$(53)	$(225)	$590

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

2. Summary of Significant Accounting Policies
Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries in which minority shareholders hold no substantive participating right. Intercompany accounts and transactions are eliminated in consolidation. The Company’s share of net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies (but not control), are included in “Earnings from unconsolidated entities, net of taxes” in the Consolidated Statements of Operations. Investments in the other companies are carried at cost.
The Company’s unconsolidated investment accounted for under the equity method of accounting is a partial ownership interest in Zhejiang Xinan Momentive Performance Materials Co., Ltd, a joint venture in China which manufactures siloxane, one of our key intermediate materials. The Company’s current ownership interest in the joint venture is 25%. In October 2018, the Company exercised a contractual right acquiring an additional ownership interest for approximately $30. As a result, the Company’s ownership interest in this joint venture was increased to 49% from 25%.
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
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the properties (the average estimated useful lives for buildings and machinery are 20 years and 11 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Construction in progress is included in “Machinery and equipment” on the Condensed Consolidated Balance Sheets.

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
In May 2017, the FASB issued Accounting Standards Update No. 2017-09: Compensation - Stock Compensation (Topic 718). The amendments in the ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The ASU’s amendments are effective for interim and annual periods beginning after December 15, 2017. An entity needs to apply the amendments in this ASU on a prospective basis to an award modified on or after the adoption date. The Company adopted this standard as of January 1, 2018, and this ASU did not have a significant impact on its financial statements or disclosures.
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (ASC 842) (“ASU 2016-02”). Pursuant to the guidance in ASU 2016-02, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. In September 2017, the FASB issued Accounting Standards Board Update No. 2017-13: Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which clarifies transition provisions for certain public business entities. In January 2018, the FASB issued Accounting Standards Update No. 2018-01: Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient related to expired and existing land easements. In July 2018, the FASB issued Accounting Standards Update No. 2018-10: Codification Improvements to Topic 842. Leases, which clarifies several items in the codification related to Topic 842. In July 2018, the FASB issued Accounting Standards Update No. 2018-11: Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. The effective dates for the ASUs issued in 2017 and 2018 are the same as the effective date for ASU 2016-02. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15,

2018, and interim periods within those fiscal years. The Company has identified its substantial leases impacted by ASC 842 and expects this impact to be material due to the need to recognize the Company’s operating leases on its balance sheet as a right-of-use asset and a lease liability.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is currently assessing this ASU’s impact on its financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13: Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing this ASU’s impact on its financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-14: Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this update are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently assessing this ASU’s impact on its financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15: Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which clarifies the accounting for implementation costs for hosting arrangements. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing this ASU’s impact on its financial statements.
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

The following table disaggregates our net sales by end market:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
End Market:
Agriculture	14	12	41	35
Automotive	113	102	360	316
Construction	76	68	218	200
Consumer	144	148	447	425
Electronics	46	45	140	128
Energy	19	15	53	44
Healthcare	17	17	51	46
Industrial	155	120	433	342
Personal Care	76	52	203	145
Textiles	13	14	46	39
Others	14	1	56	12
Total net sales	687	594	2,048	1,732
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

In March 2018, the Company announced a $15 global restructuring program to reduce costs through primarily global selling, general and administrative expense reductions. In connection with this program, during the three months ended September 30, 2018, the Company recorded severance related costs of approximately $2, comprising of $1 each for the Performance Additives and Formulated and Basic Silicones segments of the Company. During the nine months ended September 30, 2018, the Company recorded severance related costs of approximately $10, comprising of $5 each for the Performance Additives and Formulated and Basic Silicones segments of the Company. These costs are included in Other current liabilities on the Consolidated Balance Sheet and Restructuring and discrete costs on the Consolidated Statement of Operations.

The following table sets forth the changes in the restructuring reserve related to severance. Included in this table are minor restructuring programs that were undertaken by the Company in different locations, none of which were individually material. These costs are primarily related to workforce reductions:

Total
Accrued liability at December 31, 2017	4
Restructuring charges	—
Adjustments	—
Payments	(2)
Accrued liability at March 31, 2018	2
Restructuring charges	8
Adjustments	—
Payments	(1)
Accrued liability at June 30, 2018	9
Restructuring charges	2
Adjustments	—
Payments	(2)
Accrued liability at September 30, 2018	$9

For the three months ended September 30, 2018 and 2017, the Company recognized other costs of $6 and $9, respectively, and gains relating to insurance reimbursements of $0 and $5, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized other costs of $9 and $18, respectively, and gains relating to insurance reimbursements of $8 and $15, respectively. The other costs in 2018 and 2017 were primarily comprised of one-time expenses for transaction advisory services, other services and integration, which together with the gains relating to insurance reimbursements are included in “Restructuring and discrete costs” in the Condensed Consolidated Statements of Operations. Refer to Note 11 for further details regarding these costs.

5. Related Party Transactions
Transactions with Hexion
Shared Services Agreement

In October 2010, the Company entered into a shared services agreement with Hexion Inc. (“Hexion”) (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent and thereafter, an entity controlled by a significant shareholder of the Company) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, legal, information technology hardware, and procurement services. The Shared Services Agreement establishes certain criteria upon which the cost of such services are allocated between the Company and Hexion. The Shared Services Agreement was renewed for one year starting in October 2018, is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2019 (subject to one-year renewals every year thereafter; absent contrary notice from either party).
Pursuant to the Shared Services Agreement, during the nine months ended September 30, 2018 and 2017, the Company incurred approximately $15 and $29, respectively, of net costs for shared services and Hexion incurred approximately $22 and $41, respectively, of net costs for shared services. Included in the net costs incurred during the nine months ended September 30, 2018 and 2017, were net billings from Hexion to the Company of $11 and $21, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage. The allocation percentages are reviewed by the Steering Committee pursuant to the terms of the Shared Services Agreement. The Company had accounts payable to Hexion of $1 and $3 at September 30, 2018 and December 31, 2017, respectively, and no accounts receivable from Hexion under this agreement.
Other Transactions with Hexion
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as a distributor at a rate of 2% of the net selling price of the related products sold. During the three and nine months ended September 30, 2018, the Company sold $8 and $24, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products for all periods. During the three and nine months ended September 30, 2017, the Company sold $6 and $17, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products for all periods. As of September 30, 2018 and December 31, 2017, the Company had accounts receivable from Hexion related to the distribution agreement of $3 and $2, respectively.

The Company also sells other products to, and purchases products from Hexion. These transactions were not material as of September 30, 2018 and 2017.
Purchases and Sales of Products and Services with Affiliates other than Hexion.

The Company also sells products to, and purchases products from its affiliates other than Hexion. These transactions were not material as of September 30, 2018.

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

Recurring Fair Value Measurements
At both September 30, 2018 and December 31, 2017, the Company had less than $1 of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counter-parties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the three months ended September 30, 2018.

Non-derivative Financial Instruments
The following table summarizes the carrying amount and fair value of the Company’s non-derivative financial instruments:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
September 30, 2018
Debt	$1,247	$—	$1,444	$—	$1,444
December 31, 2017
Debt	$1,228	$—	$1,391	$—	$1,391
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

7. Debt Obligations
As of September 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under its senior secured asset-based revolving loan facility (the “ABL Facility”). On March 2, 2018, the Company entered into an amendment to its ABL Facility to extend the maturity of the ABL Facility from October 2019 to March 2, 2023 and increase the commitments under the ABL Facility by $30 for a total of $300, incurring $4 of fees for this amendment which is being amortized through March 2, 2023 on a straight line basis. Outstanding letters of credit under this revised ABL Facility at September 30, 2018 were $53, leaving an unused borrowing capacity of $247.
As of September 30, 2018, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.
At September 30, 2018, the weighted average interest rate of the Company’s long term debt was 4.31%.
Debt outstanding at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018		December 31, 2017
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First-Priority Senior Secured Notes due 2021 (includes $70 and $85 of unamortized debt discount, respectively)	1,030	—	1,015	—
4.69% Second-Priority Senior Secured Notes due 2022 (includes $21 and $25 of unamortized debt discount, respectively)	181	—	177	—
Other Borrowings:
China bank loans	—	36	—	36
Total debt	$1,211	$36	$1,192	$36

Momentive is not an obligor under the debt obligations above. MPM is a borrower under the ABL Facility and the issuer of the secured notes, which are fully and unconditionally guaranteed by certain subsidiaries of MPM (see Note 15).
8. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $5 and $4 at September 30, 2018 and December 31, 2017, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

In connection with the bankruptcy cases, in September 2014, BOKF, NA, as trustee (the “First Lien Trustee”) for MPM’s previously issued 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”), and Wilmington Trust, National Association, as trustee (the “1.5 Lien Trustee” and together with the First Lien Trustee, the “Appellants”) for MPM’s previously issued 10% Senior Secured Notes due 2020 (the “Old Secured Notes”) jointly appealed to the U.S. District Court for the Southern District of New York (the “District Court”) seeking reversal of the U.S. Bankruptcy Court of the Southern District of New York’s (the “Bankruptcy Court”) determinations that the interest rates on the 3.88% First Lien Notes due 2021 (the “First Lien Notes”) and the 4.69% Second Lien Notes due 2022 (the “Second Lien Notes”) under the Plan of Reorganization was proper and in accordance with United States Bankruptcy Code. In May 2015, the District Court affirmed the Bankruptcy Court’s rulings, and the trustees subsequently appealed the District Court decision to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). In October 2017, the Second Circuit reversed the District Court’s determination with respect to the interest rates and remanded the issue to the Bankruptcy Court for further proceedings. An adverse resolution of this matter could result in a significant obligation by the Company to make a catch-up payment for past due interest and an increase in the Company’s interest costs going forward. The Bankruptcy Court conducted a bench trial for the remanded proceedings in August and September 2018. The Bankruptcy Court has not yet issued its decision. At this time, the Company is unable to estimate any reasonably possible loss, or range of losses, with regard to this matter.

Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both September 30, 2018 and December 31, 2017, the Company had recognized total obligations of approximately $12 for remediation costs at the Company’s manufacturing facilities and off-site landfills. These amounts are included in “Other long-term liabilities” in the unaudited Condensed Consolidated Balance Sheets.
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

The following is a summary of key terms of the stock-based awards granted under the MPMH Equity Plan:

Award	Vesting Terms	Option/Unit Terms
Stock Options—Tranche A	Performance-based and market-based upon achievement of targeted common stock prices either through a Sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Stock Options—Tranche B	Performance-based and market-based upon achievement of targeted common stock prices either through a Sale or an IPO with certain conditions as such terms are defined by the MPMH Equity Plan	10 years
Employees and NEOs Restricted Stock Units (“RSUs”) grant (“2015 Program”)	Cliff vest four years after grant date; Immediate vesting upon a Sale and ratable vesting in the event of an IPO as defined in the MPMH Equity Plan	NA
Employees and NEOs Restricted Stock Units (“RSUs”) grant (“2018 Program”)	Cliff vest 1.77 years after grant date provided that the Company has completed a Sale or an IPO as defined in the MPMH Equity Plan	NA
Directors RSUs grant	Cliff vest annually after grant date; Immediate vesting upon a Sale as defined in the MPMH Equity Plan	NA
Stock Options
Information on Stock Options activity is as follows:

	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at January 1, 2018	782,040	$10.33	782,040	$10.33
Granted	—		—
Exercised	—		—
Forfeited	—		—
Expired	—		—
Balance as of September 30, 2018	782,040	$10.33	782,040	$10.33

As there have been no performance and market based achievements since the date of the original grant, there has been no compensation expense recorded during the three and nine months ended September 30, 2018 and 2017 with respect to stock options. At both September 30, 2018 and December 31, 2017, unrecognized compensation expense related to non-vested stock options was $15. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance conditions become probable, including greater certainty as to the satisfaction of conditions under the Merger Agreement.

Restricted Stock Units
Information on Restricted Stock Units activity is as follows:

	Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Balance at January 1, 2018	712,376	$19.92
Granted	175,413	31.85
Vested	(98,756)	19.46	3
Forfeited	(18,900)	20.33
Expired	—
Balance as of September 30, 2018	770,133	$22.72
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
There were no performance-based achievements during the three and nine months ended September 30, 2018. The fair value of the Company’s RSUs, net of forfeitures, is expensed on a straight-line basis over the required service period.
Stock-based compensation expense related to RSU awards under the 2015 Program was approximately $1 for both the three months ended September 30, 2018 and 2017 and $3 for both the nine months ended September 30, 2018 and 2017 for Momentive, whereas for MPM, it was $1 and $0 for the three months ended September 30, 2018 and 2017, respectively, and $2 for both the nine months ended September 30, 2018 and 2017. As of September 30, 2018, unrecognized compensation related to RSU awards under the 2015 Program was $2 which will be recognized over the remaining 0.68 years vesting period. At September 30, 2018, unrecognized compensation expense related to the RSU awards under the 2018 Program was $5. Stock-based compensation cost related to RSU awards may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
Although the MPMH Equity Plan, under which the above awards were granted, was issued by Momentive, substantially all of the underlying compensation cost represents compensation costs paid by Momentive on MPM’s behalf, as a result of the MPM’s employees’ services to MPM. Upon vesting of awards, Momentive will issue new stock to deliver shares or otherwise settle awards in accordance with the MPMH Equity Plan.

10. Pension and Postretirement Benefit Plans
The following are the components of the Company’s net pension and postretirement (benefit) expense for the three and nine months ended September 30, 2018 and 2017:

	Pension Benefits				Non-Pension Postretirement Benefits
	Three Months Ended September 30,				Three Months Ended September 30,
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost (1)	$1	$3	$2	$3	$—	$—	$—	$—
Interest cost on projected benefit obligation	2	1	2	—	—	—	—	—
Expected return on assets	(3)	—	(2)	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	—	(1)	—
Net periodic benefit cost	$—	$4	$2	$3	$(1)	$—	$(1)	$—

	Pension Benefits				Non-Pension Postretirement Benefits
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost (1)	$4	$9	$5	$9	$—	$—	$—	$—
Interest cost on projected benefit obligation	7	3	7	2	1	—	1	—
Expected return on assets	(9)	(1)	(7)	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	(3)	—	(3)	—
Actuarial (gain) loss (2)	—		—	—	(2)	—	1	—
Net periodic benefit cost	$2	$11	$5	$11	$(4)	$—	$(1)	$—

(1)
Service cost of $3 and $1 were recorded in Cost of sales and Selling, general and administrative expense, respectively, for the three months ended September 30, 2018. Service cost of $3 and $2 were recorded in Cost of sales and Selling, general and administrative expense, respectively, for the three months ended September 30, 2017. Service cost of $10 and $3 were recorded in Cost of sales and Selling, general and administrative expense, respectively, for the nine months ended September 30, 2018. Service cost of $10 and $4 were recorded in Cost of sales and Selling, general and administrative expense, respectively, for the nine months ended September 30, 2017. All non-service costs are included in Non-operating (income) expense, net in the unaudited Condensed Consolidated Statements of Operations.

(2)
The actuarial gain on U.S. non-pension post-retirement benefit plans of $2 during the nine months ended September 30, 2018 and the actuarial loss on U.S. non-pension post-retirement benefit plans of $1 during the nine months ended September 30, 2017 relate to the change in discount rate as a result of re-measurements of the accumulated postretirement benefit obligation on Company-sponsored post-retiree medical, dental, vision and life insurance benefit plans. These re-measurements were triggered by plan provision changes for active retirees and employees. The Company recorded these (gains) losses in Non-operating (income) expense, net in the unaudited Condensed Consolidated Statements of Operations.

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

Net Sales(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Performance Additives	$239	$223	$737	$670
Formulated and Basic Silicones	395	320	1,151	910
Quartz Technologies	53	51	160	152
Total	$687	$594	$2,048	$1,732

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Performance Additives	$47	$45	$151	$140
Formulated and Basic Silicones	51	20	155	71
Quartz Technologies	13	13	34	30
Corporate	(9)	(11)	(31)	(31)
Total	$102	$67	$309	$210

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Performance Additives	$47	$45	$151	$140
Formulated and Basic Silicones	51	20	155	71
Quartz Technologies	13	13	34	30
Corporate	(9)	(11)	(30)	(30)
Total	$102	$67	$310	$211

Reconciliation of Net Income (Loss) to Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$18	$(8)	$77	$(19)
Interest expense, net	21	21	61	60
Income tax expense	12	6	31	11
Depreciation and amortization	40	42	120	117

Items not included in Segment EBITDA:
Non-cash charges and other income and expense , net	$(1)	$—	$2	$4
Unrealized (gains) losses on pension and postretirement benefits	—	—	(2)	1
Restructuring and discrete costs	8	6	11	36
Reorganization items	4	—	9	—
Segment EBITDA	$102	$67	$309	$210

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$19	$(8)	$79	$(18)
Interest expense, net	21	21	61	60
Income tax expense	12	6	31	11
Depreciation and amortization	40	42	120	117

Items not included in Segment EBITDA:
Non-cash charges and other income and expense , net	$(2)	$—	$1	$4
Unrealized (gains) losses on pension and postretirement benefits	—	—	(2)	1
Restructuring and discrete costs	8	6	11	36
Reorganization items	4	—	9	—
Segment EBITDA	$102	$67	$310	$211

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses.
For the three and nine months ended September 30, 2018 and 2017, non-cash charges primarily included loss due to the scrapping of certain assets, stock based compensation expense, and net foreign exchange transaction gains and losses related to certain intercompany arrangements. In addition, for the three and nine months ended September 30, 2017, non-cash charges also included asset impairment charges.
For the nine months ended September 30, 2017, unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations.
For the three and nine months ended September 30, 2018 and 2017, restructuring and discrete costs included one-time expenses for services, transaction advisory services and integration. In addition, for the three and nine months ended September 30, 2017, these costs also included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, NY facility, and restructuring. For the nine months ended September 30, 2018 and 2017, these amounts also included a gain related to an insurance reimbursement of $8 and $15, respectively related to fire damage at our Leverkusen, Germany facility whereas it was $5 for the three months ended September 30, 2017. For the nine months ended September 30, 2018, restructuring and discrete costs also included the restructuring costs related to the Company’s announced restructuring initiative.
For the three and nine months ended September 30, 2018, reorganization items, net represented incremental costs pertaining to professional fees and bankruptcy court fees incurred directly as a result of our Chapter 11 bankruptcy filing of 2014 from which we emerged in 2014.

12. Changes in Accumulated Other Comprehensive (Loss) Income
Following is a summary of changes in “Accumulated other comprehensive (loss) income” for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$33	$(62)	$(29)	$27	$(62)	$(35)
Other comprehensive income before reclassifications, net of tax	—	(23)	(23)	—	11	11
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	(1)	—	(1)	(1)	—	(1)
Net other comprehensive (loss) income	(1)	(23)	(24)	(1)	11	10
Ending balance	$32	$(85)	$(53)	$26	$(51)	$(25)

	Nine Months Ended September 30,
	2018			2017
	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Beginning balance	$30	$(48)	$(18)	$17	$(93)	$(76)
Other comprehensive income before reclassifications, net of tax (1) (2)	5	(37)	(32)	12	42	54
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	(3)	—	(3)	(3)	—	(3)
Net other comprehensive (loss) income	2	(37)	(35)	9	42	51
Ending balance	$32	$(85)	$(53)	$26	$(51)	$(25)

(1)
Other comprehensive income related to defined benefit pension and postretirement plans for the nine months ended September 30, 2018, represents the recognition of prior service benefits of $5, with the corresponding decrease in the projected benefit obligation following certain plan provision changes.

(2)
Other comprehensive income related to defined benefit pension and postretirement plans for the nine months ended September 30, 2017, represents the recognition of prior service benefits of $18, with the corresponding decrease in the projected benefit obligation following certain plan provision changes, reduced by tax expenses of $6, for the nine months ended September 30, 2017 (see Note 10).

13. Income Taxes
The effective tax rate was 41% and 40% for Momentive and MPM, respectively, for the three months ended September 30, 2018 and (600)% for both Momentive and MPM for the three months ended September 30, 2017. The effective tax rate was 29% for both Momentive and MPM for the nine months ended September 30, 2018. The effective tax rate was (157)% and (183)% for Momentive and MPM for the nine months ended September 30, 2017. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which the Company operates. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, the release of valuation allowance in certain non-U.S. jurisdictions, the tax impact of recognition of net prior service benefit following certain plan provision changes, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the three and nine months ended September 30, 2018, income taxes included favorable discrete tax adjustments of $3 and $4, respectively, pertaining to the release of valuation allowance in certain non-U.S. jurisdictions and the resolution of certain tax matters in non-U.S. jurisdictions. For the three and nine months ended September 30, 2017, income taxes included unfavorable discrete tax adjustments of $2 and favorable discrete tax adjustments of $8, respectively, pertaining to benefits curtailment, legislative changes in Italy and Japan and the resolution of certain tax matters in non-U.S. jurisdictions.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of September 30, 2018 and is expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $7, which could result in a tax obligation of $2, based on currency exchange rates as of September 30, 2018. Should the intercompany arrangement be settled or the Company change its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

The Company believes that it is reasonably possible that a net increase of unrecognized tax benefits within the range of $0 and $50 may occur within the next 12 months as a result of the addition of new uncertain tax positions, as well as the revaluation of existing uncertain tax positions resulting from developments in examinations that are currently ongoing, in appeals or in the courts.

In December 2017, The Tax Cuts & Jobs Act (the “TCJA”) was enacted into law. The TCJA decreased the federal corporate tax rate to 21%, imposed a one-time transition tax on previously unremitted foreign earnings, and modified the taxation of other income and expense items. The Company’s 2017 financial statements reflected provisional estimates for the one-time transition tax on the untaxed post -1986 earnings & profits (E&P) of our foreign subsidiaries, excluding our foreign branches. During first nine months of 2018, the Company did not record any material adjustments to the provisional amounts recorded in the fourth quarter of 2017 related to the deemed repatriated earnings as it continues to obtain, prepare, and analyze information and evaluate legislative and authoritative guidance being issued.

14. Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share attributable to Momentive for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2018	2017	2018	2017
Net income (loss)	$18	$(8)	$77	$(19)
Weighted average common shares—basic	48,219,157	48,121,634	48,171,413	48,109,535
Effect of dilutive potential common shares	553,171	—	557,942	—
Weighted average shares outstanding—diluted	48,772,328	48,121,634	48,729,355	48,109,535
Net income (loss) per common share—basic	$0.37	$(0.17)	$1.60	$(0.39)
Net income (loss) per common share—diluted	$0.37	$(0.17)	$1.58	$(0.39)
Antidilutive employee share-based awards, excluded	—	310,836	—	129,409
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
Due to the loss recognized during the three and nine months ended September 30, 2017, there is no effect for potentially dilutive shares for that period.

15. Guarantor/Non-Guarantor Subsidiary Financial Information
As of September 30, 2018, the Company had outstanding $1,100 in aggregate principal amount of 3.88% First-Priority Senior Secured Notes due 2021 (the “First Lien Notes”) and $202 in aggregate principal amount of 4.69% Second-Priority Senior Secured Notes due 2022 (the “Second Lien Notes”). The notes are fully and unconditionally, jointly and severally guaranteed on a senior secured basis by each of MPM’s existing 100% owned U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and MPM’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of MPM or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 of (i) Momentive Performance Materials Inc. (“Parent”); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
SEPTEMBER 30, 2018
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0, $1 and $1, respectively)	$—	$70	$182	$—	$252
Accounts receivable	—	120	266	—	386
Due from affiliates	—	67	30	(97)	—
Inventories:
Raw materials	—	84	88	—	172
Finished and in-process goods	—	127	165	—	292
Other current assets	—	16	36	—	52
Total current assets	—	484	767	(97)	1,154
Investment in unconsolidated entities	1,738	454	21	(2,192)	21
Deferred income taxes	—	—	10	—	10
Other long-term assets	4	—	10	—	14
Intercompany loans receivable	295	1,024	215	(1,534)	—
Property, plant and equipment, net	—	534	601	—	1,135
Goodwill	—	105	107	—	212
Other intangible assets, net	—	112	156	—	268
Total assets	$2,037	$2,713	$1,887	$(3,823)	$2,814
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$105	$215	$—	$320
Due to affiliates	—	30	67	(97)	—
Debt payable within one year	—	—	36	—	36
Interest payable	25	—	—	—	25
Income taxes payable	—	—	11	—	11
Accrued payroll and incentive compensation	—	40	29	—	69
Other current liabilities	—	35	64	—	99
Total current liabilities	25	210	422	(97)	560
Long-term liabilities:
Long-term debt	1,211	—	—	—	1,211
Intercompany loans payable	211	626	697	(1,534)	—
Pension and retirement benefit liabilities	—	120	199	—	319
Deferred income taxes	—	5	57	—	62
Other long-term liabilities	—	14	58	—	72
Total liabilities	1,447	975	1,433	(1,631)	2,224
Total equity (deficit)	590	1,738	454	(2,192)	590
Total liabilities and equity	$2,037	$2,713	$1,887	$(3,823)	$2,814

MOMENTIVE PERFORMANCE MATERIALS INC.
DECEMBER 31, 2017
CONDENSED CONSOLIDATING BALANCE SHEETS

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0, and $1, respectively)	$14	$1	$159	$—	$174
Accounts receivable	—	94	229	—	323
Due from affiliates	3	62	40	(105)	—
Inventories:
Raw materials	—	76	77	—	153
Finished and in-process goods	—	132	160	—	292
Other current assets	—	11	40	—	51
Total current assets	17	376	705	(105)	993
Investment in unconsolidated entities	1,640	339	19	(1,979)	19
Deferred income taxes	—	—	11	—	11
Other long-term assets	—	1	10	—	11
Intercompany loans receivable	288	978	116	(1,382)	—
Property, plant and equipment, net	—	546	621	—	1,167
Goodwill	—	105	111	—	216
Other intangible assets, net	—	122	178	—	300
Total assets	$1,945	$2,467	$1,771	$(3,466)	$2,717
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$95	$191	$—	$286
Due to affiliates	—	40	65	(105)	—
Debt payable within one year	—	—	36	—	36
Interest payable	12	—	—	—	12
Income taxes payable	—	—	7	—	7
Accrued payroll and incentive compensation	—	39	29	—	68
Other current liabilities	—	33	69	—	102
Total current liabilities	12	207	397	(105)	511
Long-term liabilities:
Long-term debt	1,192	—	—	—	1,192
Intercompany loans payable	196	469	717	(1,382)	—
Pension and retirement benefit liabilities	—	137	198	—	335
Deferred income taxes	—	—	60	—	60
Other long-term liabilities	—	14	60	—	74
Total liabilities	1,400	827	1,432	(1,487)	2,172
Total equity (deficit)	545	1,640	339	(1,979)	545
Total liabilities and equity (deficit)	$1,945	$2,467	$1,771	$(3,466)	$2,717

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$320	$525	$(158)	$687
Cost of sales	—	263	423	(158)	528
Gross profit	—	57	102	—	159
Costs and expenses:
Selling, general and administrative expense	—	41	41	—	82
Research and development expense	—	11	6	—	17
Restructuring and discrete costs	—	11	(3)	—	8
Other operating (income) expense, net	—	(1)	2	—	1
Operating (loss) income	—	(5)	56	—	51
Interest expense (income), net	18	(4)	7	—	21
Non-operating expense (income), net	—	—	(4)	—	(4)
Reorganization items, net	—	4	—	—	4
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(18)	(5)	53	—	30
Income tax expense	—	3	9	—	12
(Loss) income before earnings (losses) from unconsolidated entities	(18)	(8)	44	—	18
Earnings (losses) from unconsolidated entities, net of taxes	37	45	1	(82)	1
Net income (loss)	$19	$37	$45	$(82)	$19
Comprehensive (loss) income	$(5)	$13	$24	$(37)	$(5)

MOMENTIVE PERFORMANCE MATERIALS INC.
THREE MONTHS ENDED SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$291	$459	$(156)	$594
Cost of sales	—	244	385	(156)	473
Gross profit	—	47	74	—	121
Costs and expenses:
Selling, general and administrative expense	—	43	41	—	84
Research and development expense	—	12	5	—	17
Restructuring and discrete costs	—	9	(3)	—	6
Other operating (income) expense, net	—	—	(1)	—	(1)
Operating income (loss)	—	(17)	32	—	15
Interest expense (income), net	20	(7)	8	—	21
Non-operating (income) expense, net	(2)	(3)	—	—	(5)
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(18)	(7)	24	—	(1)
Income tax expense	—	1	5	—	6
(Loss) income before earnings (losses) from unconsolidated entities	(18)	(8)	19	—	(7)
Earnings (losses) from unconsolidated entities, net of taxes	10	18	(1)	(28)	(1)
Net (loss) income	$(8)	$10	$18	$(28)	$(8)
Comprehensive income (loss)	$2	$19	$16	$(35)	$2

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$956	$1,599	$(507)	$2,048
Cost of sales	—	777	1,292	(507)	1,562
Gross profit	—	179	307	—	486
Costs and expenses:
Selling, general and administrative expense	—	154	99	—	253
Research and development expense	—	33	19	—	52
Restructuring and discrete costs	—	20	(9)	—	11
Other operating (income) expense, net	—	(2)	1	—	(1)
Operating (loss) income	—	(26)	197	—	171
Interest expense (income), net	57	(17)	21	—	61
Non-operating expense (income), net	—	(8)	1	—	(7)
Reorganization items, net	—	9	—	—	9
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(57)	(10)	175	—	108
Income tax expense	—	5	26	—	31
(Loss) income before earnings (losses) from unconsolidated entities	(57)	(15)	149	—	77
Earnings (losses) from unconsolidated entities, net of taxes	136	151	2	(287)	2
Net income (loss)	$79	$136	$151	$(287)	$79
Comprehensive income (loss)	$44	$101	$123	$(224)	$44

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Parent	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$852	$1,364	$(484)	$1,732
Cost of sales	—	733	1,129	(484)	1,378
Gross profit	—	119	235	—	354
Costs and expenses:
Selling, general and administrative expense	—	134	116	—	250
Research and development expense	—	32	16	—	48
Restructuring and discrete costs	—	14	(8)	—	6
Other operating expense, net	—	—	3	—	3
Operating (loss) income	—	(61)	108	—	47
Interest expense (income), net	56	(20)	24	—	60
Non-operating (income) expense, net	(3)	(4)	—	—	(7)
(Loss) income before income taxes and earnings (losses) from unconsolidated entities	(53)	(37)	84	—	(6)
Income tax (benefit) expense	—	(5)	16	—	11
(Loss) income before earnings (losses) from unconsolidated entities	(53)	(32)	68	—	(17)
Earnings (losses) from unconsolidated entities, net of taxes	35	67	(1)	(102)	(1)
Net (loss) income	$(18)	$35	$67	$(102)	$(18)
Comprehensive income (loss)	$33	$85	$76	$(161)	$33

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(50)	$8		$234		$(21)	$171
Cash flows (used in) provided by investing activities:
Capital expenditures	—	(32)		(52)		—	(84)
Purchases of intangible assets	—	(1)		—		—	(1)
Capital reimbursed from insurance proceeds	—	—		3		—	3
Return of capital from subsidiary from sales of accounts receivable	—	37	(a)	—		(37)	—
	—	4		(49)		(37)	(82)
Cash flows (used in) provided by financing activities:
Borrowings of short-term debt	—	—		36		—	36
Repayments of short-term debt	—	—		(36)		—	(36)
Net intercompany loan (repayments) borrowings	41	70		(111)		—	—
ABL financing fees	(4)	—		—		—	(4)
Intercompany dividend	—	(13)		(8)		21	—
Common stock dividends paid	(1)	—		—		—	(1)
Return of capital to parent from sales of accounts receivable	—	—		(37)	(a)	37	—
	36	57		(156)		58	(5)
Decrease in cash, cash equivalents, and restricted cash	(14)	69		29		—	84
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—		(6)		—	(6)
Cash, cash equivalents, and restricted cash at beginning of period	14	1		159		—	174
Cash, cash equivalents, and restricted cash at end of period	$—	$70		$182		$—	$252

(a)
During the nine months ended September 30, 2018, Momentive Performance Materials USA LLC contributed receivables of $37 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2018, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
NINE MONTHS ENDED SEPTEMBER 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Parent	Combined Guarantor Subsidiaries		Combined Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$11	$(34)		$107		$(36)	$48
Cash flows (used in) provided by investing activities:
Capital expenditures	—	(50)		(73)		—	(123)
Purchases of intangible assets	—	(1)		(1)		—	(2)
Purchase of business	—	(9)		—		—	(9)
Return of capital from subsidiary from sales of accounts receivable	—	39	(a)	—		(39)	—
	—	(21)		(74)		(39)	(134)
Cash flows (used in) provided by financing activities:
Borrowings of short-term debt	—	—		35		—	35
Payments of short-term debt	—	—		(36)		—	(36)
Net intercompany loan (repayments) borrowings	(26)	68		(42)		—	—
Intercompany dividend	—	(13)		(23)		36	—
Common stock dividends paid	(1)	—		—		—	(1)
Return of capital to parent from sales of accounts receivable	—	—		(39)	(a)	39	—
	(27)	55		(105)		75	(2)
Decrease in cash, cash equivalents, and restricted cash	(16)	—		(72)		—	(88)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—		4		—	4
Cash, cash equivalents, and restricted cash at beginning of period	39	1		188		—	228
Cash, cash equivalents, and restricted cash at end of period	$23	$1		$120		$—	$144

(a)
During the nine months ended September 30, 2017, Momentive Performance Materials USA LLC contributed receivables of $39 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the nine months ended September 30, 2017, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

16. Agreement and Plan of Merger
On September 13, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MOM Holding Company, a Delaware corporation (“Parent”), and MOM Special Company, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Parent is a wholly owned subsidiary of affiliates of SJL Partners, LLC, a limited liability company formed under the laws of South Korea (“SJL”), KCC Corporation, a South Korean corporation (“KCC”), and Wonik Holdings Co., Ltd., a South Korean limited company (“Wonik”).
The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.  The transaction is valued at approximately $3,100, which includes the assumption of net debt, pension and certain other postretirement liabilities.
Pursuant to the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of Momentive, KCC, Wonik, and the investment committee of SJL and by Momentive’s stockholders holding a majority of Momentive’s common stock, Parent will assume Momentive’s net debt obligations. Momentive stockholders will receive as merger consideration $32.50 for each share of common stock they own subject to a downward adjustment in the event that the aggregate cash held by the Company at the end of the last calendar quarter prior to completion of the Merger is less than $250.
    The transaction will be financed through a combination of cash and new debt that will be put in place at closing. The transaction is not subject to any financing contingency and is expected to close in the first half of 2019, subject to requisite regulatory approvals and other customary closing conditions.
The completion of the Merger is subject to certain conditions, including, among others, (i) the absence of any law or order prohibiting the closing, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the termination of which occurred on October 19, 2018) and receipt of other required antitrust approvals and (iii) obtaining clearances from the Committee on Foreign Investment in the United States and (iv) that no event or development which has a material adverse effect on the assets, business, condition or results of the Company (subject to certain exceptions) has occurred. Each of the Investor Group and the Company has made customary representations and warranties in the Merger Agreement. The Company has agreed to various covenants and agreements, including, among others things, (i) not to solicit alternate transactions and (ii) to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the effectiveness of the Merger and refrain from taking various non-ordinary course actions during that period, and the Investor Group has also agreed to various covenants and agreements, including, among others things, to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the effectiveness of the Merger and refrain from taking various non-ordinary course actions during that period without consent. The obligation of each of the parties to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement.
The Merger Agreement may be terminated by each of the Investor Group or the Company under specified circumstances, including if the Merger is not consummated by June 13, 2019 (which date can be extended to September 13, 2019 in specified circumstances, including if the relevant antitrust approvals have not yet been obtained). The Merger Agreement contains certain termination rights for both the Investor Group and the Company.
Further details to the Merger Agreement can be found in the Company’s Form 8-K filed with the SEC on September 19. 2018.
The accompanying financial statements do not include any adjustments that may be necessary under purchase accounting, upon the consummation of the Merger, to reflect the impact of the transaction on the Company’s financial position, liquidity or financial commitments.
Upon the closing of the Merger and in connection with the Company’s stock-based compensation plans (Note 9) (i) outstanding stock options will be canceled and the holder will become entitled to receive a lump-sum cash payment equal to the product of (x) the number of option shares and (y) the excess (if any) of the Merger consideration over the exercise price per share of such Company stock option, less applicable income and employment tax withholdings. and (ii) each RSU will be canceled and the holder will become entitled to receive a lump-sum cash payment equal to the Merger consideration, less applicable income and employment tax withholdings. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance conditions become probable. In addition, the extinguishment of the Company’s indebtedness will result in a write-off of currently unamortized discounts and debt issuance costs (Note 7).

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

Within the following discussion, unless otherwise stated, “the third quarter of 2018” refers to the three months ended September 30, 2018, “the first nine months of 2018” refers to the nine months ended September 30, 2018, “the third quarter of 2017” refers to the three months ended September 30, 2017, and “the first nine months of 2017” refers to the nine months ended September 30, 2017.

Forward-Looking and Cautionary Statements
Certain statements in this press release are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to the benefits and anticipated timing of the merger transaction and expectations or predictions of future financial or business performance. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy, the merger agreement, and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the impact of work stoppage and other incidents on our operations, changes in governmental regulations or interpretations thereof and related compliance and litigation costs, adverse rulings in litigation, difficulties with the realization of cost savings in connection with our global restructuring, transformation and strategic initiatives, including transactions with our affiliate, Hexion Inc., pricing actions by our competitors that could affect our operating margins, the impact of our growth and productivity investments, our ability to realize the benefits there from, and the timing thereof, our ability to obtain additional financing, and risks related to the merger agreement including the risk that the necessary regulatory approvals may not be obtained or may be obtained subject to conditions that are not anticipated, risks that any of the closing conditions to the proposed merger may not be satisfied or may not be satisfied in a timely manner, the risk that the businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the acquisition will not be realized, potential customer losses and business disruption following the announcement or consummation of the proposed transaction, potential litigation relating to the merger transaction, the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, the effect of the announcement or pendency of the transaction on the Company’s business relationships, operating results, and business generally, and the other factors listed in the Risk Factors section of our SEC filings. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Overview and Outlook
Business Overview
At September 30, 2018, we had four reportable segments: Performance Additives, Formulated and Basic Silicones, Quartz Technologies, and Corporate.
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
Nine Months Ended September 30, 2018 Overview

•
Net Sales—Net sales increased approximately $316 in the first nine months of 2018 as compared to the first nine months of 2017. The increase in net sales was driven by improved market dynamics in our basics end-markets and volume gains across all of our segments, which reflected the benefits of our strategic growth investments and increased demand in the automotive, agriculture, personal care, electronic and industrial end markets.

•
Net Income —During the first nine months of 2018, net income increased by $96 and $97 for Momentive and MPM, respectively, compared to the first nine months of 2017, primarily due to volume, mix and price increases across our product portfolio.

•
Segment EBITDA—Segment EBITDA increased by $99 in the first nine months of 2018 for both Momentive and MPM, as compared to the first nine months of 2017. The increase in Segment EBITDA was driven by significantly improved market dynamics in our basics end-markets and the benefits of prior strategic investments in our specialty capabilities.

Short-term Outlook
On September 13, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MOM Holding Company, a Delaware corporation (“Parent”), and MOM Special Company, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Parent is a wholly owned subsidiary of affiliates of SJL Partners, LLC, a limited liability company formed under the laws of South Korea (“SJL”), KCC Corporation, a South Korean corporation (“KCC”), and Wonik Holdings Co., Ltd., a South Korean limited company (“Wonik” and, together with SJL and KCC, the “Investors”).  The Merger Agreement provides for the merger of Merger Sub with and into Momentive (the “Merger”), with Momentive surviving the Merger as a wholly owned subsidiary of Parent.  The transaction is valued at approximately $3,100, which includes the assumption of net debt, pension and certain other postretirement liabilities. Pursuant to the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of Momentive, KCC, Wonik, and the investment committee of SJL and by Momentive’s stockholders holding a majority of Momentive’s common stock, Parent will assume Momentive’s net debt obligations. Momentive stockholders will receive as merger consideration $32.50 for each share of common stock they own subject to a downward adjustment in the event that the aggregate cash held by the Company at the end of the last calendar quarter prior to completion of the Merger is less than $250. The transaction will be financed through a combination of cash and new debt that will be put in place at closing. The transaction is not subject to any financing contingency and is expected to close in the first half of 2019, subject to requisite regulatory approvals and other customary closing conditions.
As we look into the remainder of 2018, we expect continued strong demand, solid industry fundamentals, pricing tailwinds from realization of previously implemented increases, and continued margin improvement from increased specialty sales, cost optimization and favorable trends in basic products. We also expect significant upside from capital investments we have made in our specialty product portfolio over the last several years. Specifically, our NXT expansion has been completed and is expected to double our capacity in our fastest growing product line enabling state-of-the-art manufacturing capabilities on two continents. We expect that this will drive growth moving forward, allowing us to strengthen our leadership position in automotive tire applications and enable additional new product offerings.
In March 2018, we announced a restructuring initiative totaling $15 in estimated annual run rate cost reductions with approximately $8 to be realized in 2018. The most recent initiative primarily targets selling, general, and administrative cost reductions. We expect to achieve savings in net costs of approximately $10, resulting in increased profitability and further margin expansion. We previously completed global restructuring programs and siloxane production transformation of our Leverkusen, Germany facility that generated approximately $45 in annual savings.
In October 2018, we exercised a contractual right acquiring an additional ownership interest for approximately $30 in Zhejiang Xinan Momentive Performance Materials Co., Ltd, a joint venture in China which manufactures siloxane, one of our key intermediate materials. As a result, our ownership interest in this joint venture was increased to 49% from 25%.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,				Three Months Ended September 30,
	2018		2017		2018		2017
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$687	100%	$594	100%	$687	100%	$594	100%
Cost of sales	528	77%	473	80%	528	77%	473	80%
Gross profit	159	23%	121	20%	159	23%	121	20%
Selling, general and administrative expense	83	13%	84	14%	82	13%	84	14%
Research and development expense	17	2%	17	3%	17	2%	17	3%
Restructuring and discrete costs	8	1%	6	1%	8	1%	6	1%
Other operating expense (income), net	1	—%	(1)	—%	1	—%	(1)	—%
Operating income	50	7%	15	2%	51	7%	15	2%
Interest expense, net	21	3%	21	3%	21	3%	21	3%
Non-operating (income) expense, net	(4)	(1)%	(5)	(1)%	(4)	(1)%	(5)	(1)%
Reorganization items, net	4	1%	—	—%	4	1%	—	—%
Total non-operating expense	21	3%	16	2%	21	3%	16	2%
Income before income taxes and earnings from unconsolidated entities	29	4%	(1)	—%	30	4%	(1)	—%
Income tax expense	12	2%	6	1%	12	2%	6	1%
Income before earnings from unconsolidated entities	17	2%	(7)	(1)%	18	2%	(7)	(1)%
Earnings from unconsolidated entities, net of taxes	1	—%	(1)	—%	1	—%	(1)	—%
Net income	$18	2%	$(8)	(1)%	$19	2%	$(8)	(1)%
Other comprehensive (loss) income	$(24)		$10		$(24)		$10

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017
Net Sales
Net sales in the third quarter of 2018 increased $93, or 16%, compared to the third quarter of 2017. This increase was primarily due to a volume increase of approximately $36 due to improved market dynamics in our basics end-markets and increased demand in the automotive, agriculture, personal care, energy, construction, electronics and industrial end markets, and a favorable price/mix shift of approximately $60, driven by our continuous intentional shift towards higher-margin products as well as pricing initiatives announced in the fourth quarter of 2017. These organic growth in sales were offset by unfavorable foreign exchange rate fluctuations of $3.
Operating Income
In the third quarter of 2018, operating income increased by $35 and $36 for Momentive and MPM, respectively, compared to the third quarter of 2017. Cost of sales increased by $55 for both Momentive and MPM, compared to the third quarter of 2017. This increase was primarily

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

due to our sales increase, along with $30 due to the impact of raw material inflation and increase of $6 in net processing costs offset by favorable exchange rate fluctuations of $4. Selling, general and administrative expense decreased by $1 and $2 for Momentive and MPM, respectively, compared to the third quarter of 2017 primarily due to favorable exchange rate fluctuations. Research and development expense for the third quarter of 2018 was flat for both Momentive and MPM compared to the third quarter of 2017. Restructuring and discrete costs increased by $2 for both Momentive and MPM, primarily due to the severance related costs pursuant to our global restructuring program announced in March 2018 and fees related to transaction advisory services. Other operating expense increased by $2 for both Momentive and MPM during the third quarter of 2018 compared to the third quarter of 2017, mainly due to the non-recurrence of a settlement gain related to the resolution of a take or pay arrangement in 2018.
The summary of the components of depreciation and amortization expense on our consolidated statements of operations for the three months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,
	2018	2017
Cost of sales	$28	$31
Selling, general and administrative expense	12	11
Total depreciation and amortization expense	$40	$42

Non-Operating Expense
In the third quarter of 2018, total non-operating expense increased $5 compared to the third quarter of 2017 for both Momentive and MPM, mainly due to the incremental costs pertaining to professional fees and higher bankruptcy court fees incurred directly as a result of our Chapter 11 bankruptcy filing of 2014 from which we emerged in 2014.
Income Tax Expense
The effective tax rate was 41% and 40% for Momentive and MPM, respectively, for the three months ended September 30, 2018 and (600)% for both Momentive and MPM for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, the release of valuation allowance in certain non-U.S. jurisdictions, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the three months ended September 30, 2018, income taxes included favorable discrete tax adjustments of $3 pertaining to the release of valuation allowance in certain non-U.S. jurisdictions and the resolution of certain tax matters in non-U.S. jurisdictions. For the three months ended September 30, 2017, income taxes included unfavorable discrete tax adjustments of $2 pertaining to the resolution of certain tax matters in non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of September 30, 2018, and are expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, we have not provided for deferred taxes on gains of $7, which could result in a tax obligation of $2, based on currency exchange rates as of September 30, 2018. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive Income
In the third quarter of 2018, foreign currency translation negatively impacted other comprehensive income by $23 for both Momentive and MPM, primarily due to the impact of the strengthening of the U.S. dollar against other currencies. In addition, for the third quarter of 2018, recognition of net prior service benefit following certain plan provision changes also negatively impacted other comprehensive income by $1.
In the third quarter of 2017, foreign currency translation positively impacted other comprehensive income by $11 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S dollar against other currencies. In addition, for the third quarter of 2017, recognition of net prior service benefit following certain plan provision changes also impacted other comprehensive income by $1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Results of Operations
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.				MOMENTIVE PERFORMANCE MATERIALS INC.
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales	$2,048	100%	$1,732	100%	$2,048	100%	$1,732	100%
Cost of sales	1,562	76%	1,378	80%	1,562	76%	1,378	80%
Gross profit	486	24%	354	20%	486	24%	354	20%
Selling, general and administrative expense	255	12%	251	14%	253	12%	250	14%
Research and development expense	52	3%	48	3%	52	3%	48	3%
Restructuring and discrete costs	11	—%	6	—%	11	—%	6	—%
Other operating expense (income), net	(1)	—%	3	—%	(1)	—%	3	—%
Operating income	169	9%	46	3%	171	9%	47	3%
Interest expense, net	61	4%	60	3%	61	4%	60	3%
Non-operating (income) expense, net	(7)	—%	(7)	—%	(7)	—%	(7)	—%
Reorganization items, net	9	—%	—	—%	9	—%	—	—%
Total non-operating expense	63	4%	53	3%	63	4%	53	3%
Income (loss) before income taxes and earnings from unconsolidated entities	106	5%	(7)	—%	108	5%	(6)	—%
Income tax expense	31	1%	11	1%	31	1%	11	1%
Income (loss) before earnings from unconsolidated entities	75	4%	(18)	(1)%	77	4%	(17)	(1)%
Earnings from unconsolidated entities, net of taxes	2	—%	(1)	—%	2	—%	(1)	—%
Net income (loss)	$77	4%	$(19)	(1)%	$79	4%	$(18)	(1)%
Other comprehensive income	$(35)		$51		$(35)		$51
Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017
Net Sales
Net sales in the first nine months of 2018 increased $316, or 18%, compared to the first nine months of 2017. This increase was primarily due to a volume increase of approximately $128 due to improved market dynamics in our basics end-markets and increased demand in almost all our end markets namely automotive, agriculture, construction, consumer, personal care, electronics, energy, health care, textiles and industrial end markets, and a favorable price/mix shift of approximately $146, driven by our continuous intentional shift towards higher-margin products as well as pricing initiatives announced in the fourth quarter of 2017. Favorable foreign exchange rate fluctuations of $42 also contributed to the increase in net sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Operating Income
In the first nine months of 2018, operating income increased by $123 and $124 for Momentive and MPM, respectively, compared to the first nine months of 2017. Cost of sales increased by $184 for both Momentive and MPM, compared to the first nine months of 2017. This increase was primarily due to our sales increase and its related impacts, along with $82 due to the impact of raw material inflation and $26 related to unfavorable foreign exchange rate fluctuations. These increases were offset by a decrease of $36 in net processing costs. Selling, general and administrative expense increased by $4 and $3 for Momentive and MPM, respectively, compared to the first nine months of 2017 primarily due to the impact of a merit increase implemented in 2017, timing of services, and unfavorable exchange rate fluctuations of $1. Research and development expense for the first nine months of 2018 increased by $4 for both Momentive and MPM compared to the first nine months of 2017 primarily related to the timing of new projects. Restructuring and discrete costs increased by $5 for both Momentive and MPM, mainly due to the severance-related costs pursuant to another global restructuring program announced in March 2018 and lower gains relating to insurance reimbursements. Other operating expense decreased by $4 for both Momentive and MPM during the first nine months of 2018 compared to the first nine months of 2017, mainly due to business-related subsidies, lower scrapping of long-lived assets, and foreign currency translation gains.
The summary of the components of depreciation and amortization expense on our consolidated statements of operations for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30,
	2018	2017
Cost of sales	$84	$84
Selling, general and administrative expense	36	33
Total depreciation and amortization expense	$120	$117

Non-Operating Expense
In the first nine months of 2018, total non-operating expense increased by $10 compared to the first nine months of 2017 for both Momentive and MPM, mainly due to the incremental costs pertaining to professional fees and higher bankruptcy court fees incurred directly as a result of our Chapter 11 bankruptcy filing of 2014 from which we emerged in 2014.
Income Tax Expense
The effective tax rate was 29% for both Momentive and MPM for the nine months ended September 30, 2018 and (157)% and (183)% for Momentive and MPM, respectively, for the comparable prior year period. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rates were also impacted by operating losses generated in jurisdictions where no tax benefit was recognized due to the maintenance of a full valuation allowance, the release of valuation allowance in certain non-U.S. jurisdictions, the tax impact of recognition of net prior service benefit following certain plan provision changes, and the resolution of certain tax matters in non-U.S. jurisdictions.
For the nine months ended September 30, 2018, income taxes included favorable discrete tax adjustments of $4 pertaining to the release of valuation allowance in certain non-U.S. jurisdictions and the resolution of certain tax matters in non-U.S. jurisdictions. For the nine months ended September 30, 2017, income taxes included favorable discrete tax adjustments of $8 pertaining to benefits curtailment, legislative changes in Italy and Japan, and the resolution of certain tax matters in non-U.S. jurisdictions.
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of September 30, 2018, and are expecting that all earnings, with the exception of Germany and Japan, will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that if settled may trigger taxable gains or losses based on currency exchange rates in place at the time of settlement. Since the currency translation impact is considered indefinite, we have not provided for deferred taxes on gains of $7, which could result in a tax obligation of $2, based on currency exchange rates as of September 30, 2018. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive Income
In the first nine months of 2018, foreign currency translation negatively impacted other comprehensive loss by $37 for both Momentive and MPM, primarily due to the impact of the strengthening of the U.S. dollar against other currencies. Also, for the first nine months of 2018, certain plan provision changes related to accumulated postretirement benefit obligation on Company-sponsored post-retiree medical, dental, vision and life insurance benefit plans positively impacted other comprehensive loss by $2.
In the first nine months of 2017, foreign currency translation positively impacted other comprehensive income by $42 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S dollar against other currencies. In addition, for the first nine

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

months of 2017, recognition of net prior service benefit following certain plan provision changes also impacted other comprehensive income by $9.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales(1):
Performance Additives	$239	$223	$737	$670
Formulated and Basic Silicones	395	320	1,151	910
Quartz Technologies	53	51	160	152
Total	$687	$594	$2,048	$1,732

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment EBITDA:
Performance Additives	$47	$45	$151	$140
Formulated and Basic Silicones	51	20	155	71
Quartz Technologies	13	13	34	30
Corporate	(9)	(11)	(31)	(31)
Total	$102	$67	$309	$210

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment EBITDA:
Performance Additives	$47	$45	$151	$140
Formulated and Basic Silicones	51	20	155	71
Quartz Technologies	13	13	34	30
Corporate	(9)	(11)	(30)	(30)
Total	$102	$67	$310	$211

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Segment Results
Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017
The following is an analysis of the percentage change in sales by business from the three months ended September 30, 2017 to the three months ended September 30, 2018:

	Volume	Price/Mix	Currency Translation	Total
Performance Additives	4%	4%	(1)%	7%
Formulated and Basic Silicones	8%	15%	—%	23%
Quartz Technologies	2%	2%	—%	4%
Performance Additives
Net sales in the third quarter of 2018 increased $16 or 7%, compared to the third quarter of 2017. This increase was primarily due to an increase in sales volume of $9 related to automotive, agriculture, and personal care end markets, reflecting our growth initiatives across our entire portfolio and favorable price/mix shift of approximately $9 offset by unfavorable foreign currency exchange fluctuations of $2 due to the strengthening of the U.S. dollar against other currencies.
Segment EBITDA in the third quarter of 2018 increased by $2 to $47 compared to the third quarter of 2017. This increase was primarily due to volume growth, favorable price/mix shift and contributions from strategic investments partially offset by the start-up operations of NXT* and the temporary impact of higher input costs in key urethane additives end markets.
Formulated and Basic Silicones
Net sales in the third quarter of 2018 increased $75, or 23%, compared to the third quarter of 2017. This increase was primarily due to a favorable increase in sales volume of $26 reflecting improved market dynamics in our basics end-markets, as well as strong growth within our specialty portfolio driven by increased demand in electronics, construction, energy, and industrial end markets and favorable price/mix shift of approximately $50 driven by intentional shift towards higher-margin products and pricing initiatives announced in the fourth quarter of 2017, offset by unfavorable foreign currency exchange fluctuations of $1 due to the strengthening of the U.S. dollar against other currencies.
Segment EBITDA in the third quarter of 2018 increased by $31 to $51 compared to the third quarter of 2017. This increase was primarily driven by the same factors impacting net sales as well as strategic capital investments.

Quartz Technologies
Net sales in the third quarter of 2018 increased $2, or 4%, compared to the third quarter of 2017. The increase was primarily due to volume increase of $1 mainly due to improved market conditions in the electronics market and approximately $1 related to a favorable price/mix shift.

Segment EBITDA in the third quarter of 2018 was flat at $13 compared to the third quarter of 2017.

Corporate
Corporate charges are corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions. Corporate charges decreased by $2 in the third quarter of 2018 for both Momentive and MPM mainly due to our restructuring initiative announced in March 2018.
Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017
The following is an analysis of the percentage change in sales by business from the three months ended September 30, 2017 to the three months ended September 30, 2018:

	Volume	Price/Mix	Currency Translation	Total
Performance Additives	6%	1%	3%	10%
Formulated and Basic Silicones	9%	15%	2%	26%
Quartz Technologies	3%	2%	—%	5%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Performance Additives
Net sales in the first nine months of 2018 increased $67 or 10%, compared to the first nine months of 2017. This increase was primarily due to an increase in sales volume of $41 related to automotive, agriculture, textiles and personal care end markets, reflecting our growth initiatives across our entire portfolio, favorable foreign currency exchange fluctuations of $18 due to the weakening of the U.S. dollar against other currencies, and $8 of favorable price/mix shift.
Segment EBITDA in the first nine months of 2018 increased by $11 to $151 compared to the first nine months of 2017. This increase was primarily due to volume growth, favorable price/mix shift and contributions from past strategic capital investments.
Formulated and Basic Silicones
Net sales in the first nine months of 2018 increased $241, or 26%, compared to the first nine months of 2017. This increase was primarily due to a favorable price/mix shift of approximately $135 driven by intentional shift towards higher-margin products and pricing initiatives announced in the fourth quarter of 2017, a favorable increase in sales volume of $82 reflecting improved market dynamics in our basics end-markets, as well as strong growth within our specialty portfolio driven by increased demand in electronics, construction, consumer, energy, health care and industrial end markets, and favorable foreign currency exchange fluctuations of $24 due to the weakening of the U.S. dollar.
Segment EBITDA in the first nine months of 2018 increased by $84 to $155 compared to the first nine months of 2017. This increase was primarily driven by the same factors impacting net sales as well as strategic capital investments.

Quartz Technologies
Net sales in the first nine months of 2018 increased $8, or 5%, compared to the first nine months of 2017. The increase was primarily due to volume increase of $5 mainly due to improved market conditions in the electronics market and approximately $3 related to a favorable price/mix shift.

Segment EBITDA in the first nine months of 2018 increased by $4 to $34 compared to the first nine months of 2017. This increase was primarily due to the increase in sales volume, improved manufacturing efficiencies, and volume leverage from increased sales.

Corporate
Corporate charges are corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions. Corporate charges were flat in the first nine months of 2018 for both Momentive and MPM, as compared to the first nine months of 2017 mainly due to our restructuring initiative announced in March 2018.
.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Reconciliation of Net Income (Loss) to Segment EBITDA:

	MPM HOLDINGS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$18	$(8)	$77	$(19)
Interest expense, net	21	21	61	60
Income tax expense	12	6	31	11
Depreciation and amortization	40	42	120	117

Items not included in Segment EBITDA:
Non-cash charges and other income and expense , net	$(1)	$—	$2	$4
Unrealized (gains) losses on pension and postretirement benefits	—	—	(2)	1
Restructuring and discrete costs	8	6	11	36
Reorganization items	4	—	9	—
Segment EBITDA	$102	$67	$309	$210

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$19	$(8)	$79	$(18)
Interest expense, net	21	21	61	60
Income tax expense	12	6	31	11
Depreciation and amortization	40	42	120	117

Items not included in Segment EBITDA:
Non-cash charges and other income and expense , net	$(2)	$—	$1	$4
Unrealized (gains) losses on pension and postretirement benefits	—	—	(2)	1
Restructuring and discrete costs	8	6	11	36
Reorganization items	4	—	9	—
Segment EBITDA	$102	$67	$310	$211

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash items and other income and expenses.
For the three and nine months ended September 30, 2018 and 2017, non-cash charges primarily included loss due to the scrapping of certain assets, stock based compensation expense, and net foreign exchange transaction gains and losses related to certain intercompany arrangements. In addition, for the three and nine months ended September 30, 2017, non-cash charges also included asset impairment charges.
For the nine months ended September 30, 2017, unrealized gains (losses) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the remeasurement of our pension and postretirement benefit obligations.
For the three and nine months ended September 30, 2018 and 2017, restructuring and discrete costs included one-time expenses for services, transaction advisory services and integration. In addition, for the three and nine months ended September 30, 2017, these costs also included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, NY facility, and restructuring. For the nine months ended September 30, 2018 and 2017, these amounts also included a gain related to an insurance reimbursement of $8 and $15, respectively related to fire damage at our Leverkusen, Germany facility whereas it was $5 for the three months ended September 30, 2017. For the nine months ended September 30, 2018, it also included the restructuring costs related to the Company’s announced $15 restructuring initiative.
For the three and nine months ended September 30, 2018, reorganization items, net represented incremental costs pertaining to professional fees and bankruptcy court fees incurred directly as a result of our Chapter 11 bankruptcy filing of 2014 from which we emerged in 2014.

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
At September 30, 2018, we had $1,247 of outstanding indebtedness (with a face value of $1,338). In addition, at September 30, 2018, we had $498 in liquidity for both Momentive and MPM, consisting of the following:

•	$251 of unrestricted cash and cash equivalents (of which $181 is maintained in foreign jurisdictions) for both Momentive and MPM; and

•
$247 of availability under the ABL Facility ($300 borrowing base, less $53 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

A summary of the components of our net working capital (defined as accounts receivable and inventories less accounts payable) at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	% of LTM Net Sales	December 31, 2017	% of LTM Net Sales
Accounts receivable	$386	15%	$323	14%
Inventories	464	18%	445	19%
Accounts payable	(320)	(12)%	(286)	(12)%
Net working capital	$530	21%	$482	21%
The increase in net working capital of $48 from December 31, 2017, was partially due to an increase in accounts receivable because of increased sales in the period offset by our strategic initiatives to expedite the collection process. In addition, net working capital was impacted by increased inventory due to normal seasonality and impacts of inflation. These increases were offset by an increase in accounts payable due to continuous strategic efforts to negotiate longer payment terms, timing of purchases of inventory and impacts of inflation. The increase in net working capital was offset by exchange rate fluctuations of $14 due to the strengthening of the U.S. dollar against the euro and Japanese yen.
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
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements, particularly when net working capital requirements increase in response to seasonality of our volumes in the summer months. As of September 30, 2018, we had no outstanding borrowings under the ABL Facility.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in millions)    (Continued)

Sources and Uses of Cash
Following are highlights from our unaudited Condensed Consolidated Statements of Cash Flows:

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sources (uses) of cash:
Operating activities	$169	$46	$171	$48
Investing activities	(81)	(133)	(82)	(134)
Financing activities	(4)	(1)	(5)	(2)
Effect of exchange rates on cash flows	(6)	4	(6)	4
Increase (decrease) in cash, cash equivalents, and restricted cash	$78	$(84)	$78	$(84)

Operating Activities
During the first nine months of 2018, our operations provided $169 and $171 of cash for Momentive and MPM, respectively. Net income of $77 and $79 for Momentive and MPM, respectively, included $133 and $132 of net non-cash expense items, for Momentive and MPM, respectively, of which $120 was for depreciation and amortization, $19 was for the amortization of debt discount, $4 related to the change in deferred tax provisions and $3 and $2 related to stock based compensation expense for Momentive and MPM, respectively, offset by $3 related to gain on insurance proceeds received for capital expenditure, $6 related to unrealized foreign exchange gain, and $2 related to unrealized actuarial gain from pensions and other post retirement liabilities. Net working capital used $51 of cash for both Momentive and MPM, primarily, due to an increase of $71 in accounts receivable because of timing of sales in the period and selling price increase and an increase of $27 in inventories to meet forecast volume and normal seasonality, offset by an increase in accounts payable of $47, primarily due to continuous strategic efforts to negotiate longer payment terms and timing of purchases of inventory. Changes in other assets and liabilities that primarily included interest expense, taxes and pension plan contributions were driven by the timing of when items were expensed versus paid and impact of foreign currency fluctuations.
During the first nine months of 2017, our operations provided $46 and $48 of cash for Momentive and MPM, respectively. Net loss of $19 and $18 for Momentive and MPM, respectively, included $134 and $133 of net non-cash expense items, for Momentive and MPM, respectively, of which $117 was for depreciation and amortization, $18 was for the amortization of debt discount, stock based compensation expense of $3 and $2 for Momentive and MPM, respectively, and $1 for unrealized actuarial loss from other post retirement liabilities. These were offset by a $10 change in deferred tax provisions and $4 related to unrealized foreign exchange gains. Net working capital used $33 of cash for both Momentive and MPM, primarily, due to increases in accounts receivable and inventories of $40 and $20, respectively, offset by a decrease in accounts payable of $27, primarily due to reasons stated in the preceding paragraphs. Changes in other assets and liabilities that primarily included interest expense, taxes and pension plan contributions were driven by the timing of when items were expensed versus paid and impact of foreign currency fluctuations.
Investing Activities
During the first nine months of 2018, investing activities used $84 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance and capital improvement projects which were offset by approximately $3 related to capital reimbursed from insurance proceeds. We reaffirm the fiscal year 2018 capital expenditure budget of approximately $125.
During the first nine months of 2017, investing activities used $123 of cash on ongoing capital expenditures related to growth, environmental, health and safety compliance and capital improvement projects and $9 related to our acquisition of a business.
Financing Activities
During the first nine months of 2018, Momentive and MPM used $4 related to ABL financing fees.
During the first nine months of 2017, Momentive and MPM used $1 related to net short-term borrowings and did not have any other outside financing activity.
At September 30, 2018, there were $53 in outstanding letters of credit and no outstanding borrowings under our ABL Facility, leaving unused borrowing capacity of $247.
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
At September 30, 2018, MPM was in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
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
(dollar amounts in millions)    (Continued)

The following table reconciles net income to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges and Pro forma Fixed Charge Coverage Ratio as calculated under our indentures and ABL Facility for the period presented:

September 30, 2018
LTM Period
Net income	$98
Interest expense, net	81
Income tax expense	35
Depreciation and amortization	157
EBITDA	371
Adjustments to EBITDA
Restructuring and discrete costs(a)	11
Reorganization items, net(b)	10
Unrealized gains on pension and postretirement benefits (c)	(8)
Pro forma cost savings (d)	11
Non-cash charges (e)	9
Adjusted EBITDA	$404
Adjusted EBITDA less Capital Expenditures and Cash Taxes	$251
Pro forma fixed charges(f)	$56
Ratio of Adjusted EBITDA to Fixed Charges(g)	7.21
Pro forma Fixed Charge Coverage Ratio(h)	4.48

(a)	Primarily includes expenses related to our global restructuring program, siloxane production transformation, and certain other non-operating income and expenses.

(b)	Represents professional fees related to our reorganization.

(c)	Represents non-cash actuarial gains resulting from pension and postretirement liability curtailment and re-measurements.

(d)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management.

(e)	Includes primarily the effects of foreign exchange gains and losses and impacts of asset impairments and disposals, and stock-based compensation expense.

(f)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at September 30, 2018 adjusted for applicable restricted payments.

(g)
MPM’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless MPM has an Adjusted EBITDA to Fixed Charges ratio of at least 2.0 to 1.0. As of September 30, 2018, we were able to satisfy this test and incur additional indebtedness under these indentures.

(h)
Represents pro forma Fixed Charge Coverage Ratio (the “FCCR”) as defined in the credit agreement for the ABL Facility. If the availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and, (b) $27, then the FCCR must be greater than 1.0 to 1.0.

Off-Balance Sheet Arrangements
At September 30, 2018, we had no off-balance sheet arrangements.

Recently Issued Accounting Standards
The nature and impact of recent accounting pronouncements is discussed in Note 2 to our condensed consolidated financial statements in this Form 10-Q, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Information regarding our market risk as of December 31, 2017 was provided in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to such disclosure during the nine months ended September 30, 2018.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Momentive, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that Momentive’s disclosure controls and procedures were effective as of September 30, 2018.
As of the end of the period covered by this Quarterly Report on Form 10-Q, MPM, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that MPM’s disclosure controls and procedures were effective as of September 30, 2018.
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
Except as noted below, there have been no material developments in any of the ongoing legal proceedings during the first nine months of 2018 for both Momentive and MPM that are included in Momentive’s and MPM’s Annual Report on Form 10-K for the year ended December 31, 2017 and the amendments thereto.
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

In May 2015, the District Court denied both of the Appellants’ appeals and affirmed the Bankruptcy Court’s rulings. The Appellants appealed the District Court’s decision to the Second Circuit. On October 20, 2017, the Second Circuit affirmed the Make-Whole Determination. In November 2017, the Appellants petitioned for panel rehearing or, in the alternative, for rehearing en banc by the Second Circuit with respect to the Make-Whole Determination. On December 11, 2017, the Second Circuit issued an order denying the Rehearing Request and upheld the Company’s position that no make-whole payments were due. On October 20, 2017, the Second Circuit also reversed the Interest Rate Determination and remanded the issue to the Bankruptcy Court for further proceedings. The Second Circuit held that, on remand, the Bankruptcy Court should assess whether an efficient market rate can be ascertained, and, if so, apply it to the First Lien Notes and Second Lien Notes. On December 22, 2017, the Second Circuit issued its mandate remanding the Interest Rate Determination to the Bankruptcy Court. The Bankruptcy Court conducted a bench trial in August and September 2018 in connection with the remanded Interest Rate Determination (the “Remand”). The Bankruptcy Court has not yet issued its decision.

On March 12, 2018, the Appellants each filed a petition for a writ of certiorari with the Supreme Court with respect to the Make-Whole Determination (the “Cert Petition”). On June 19, 2018, the Supreme Court denied the Appellants’ Cert Petition.

We cannot predict with certainty the timing or outcome of the Remand. An adverse resolution of this matter could result in a significant obligation by the Company to make a catch-up payment for the past-due interest and an increase in the Company’s interest cost going forward.

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Risk Factors,” in our Annual Report on Form 10-K filed on February 27, 2018 (the “Annual Report”) and our Quarterly Report on Form 10-Q filed on August 14, 2018 (“Q2 Quarterly Report”) which could materially affect our business, financial condition or results of operations. Except as noted below, there have been no material changes to our risk factors from those disclosed in the Annual Report and the Q2 Quarterly Report.

The proposed acquisition of us by the Investors may cause disruption in our business.
On September 13, 2018, we entered into the Merger Agreement with affiliates of the Investors, pursuant to which we will be acquired by the Investors in an all cash transaction. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and restricts us, without the Investors’ consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.
In connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger, and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.
The proposed Merger further could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Merger may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.
We also could be subject to litigation related to the proposed Merger, which could result in significant costs and expenses. In addition to potential litigation-related expenses, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the proposed Merger is consummated.
Failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and financial condition, results of operations and cash flows.
We currently anticipate the Merger will close in the first half of 2019, but it cannot be certain when or if the conditions for the proposed Merger will be satisfied or (if permissible under the Merger Agreement and applicable law) waived. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under the Merger Agreement and applicable law) waived. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of our common stock in connection with the proposed Merger. Instead, we will remain an independent public company and holders of our common stock will continue to own their shares.
Additionally, if the Merger is not consummated in a timely manner or at all, our ongoing business may be adversely affected as follows:

•	we may experience negative reactions from financial markets and our stock price could decline;

•	we may experience negative reactions from employees, customers, suppliers or other third parties;

•	our management’s focus would have been diverted from pursuing other opportunities that could have been beneficial to us; and

•	the costs of pursuing the Merger may be higher than anticipated and would be born entirely by us.

If the acquisition by the Investors is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial conditions, results of operations or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
This item is not applicable to the registrant.

Item 5.    Other Information

On or about November 9, 2018, the Company mailed a Notice of Stockholder Action by Written Consent and Availability of Appraisal Rights and Information Statement, dated November 9, 2018, to its stockholders (i) informing its stockholders that the holders of a majority of the outstanding shares of the Company’s common stock executed a written consent in lieu of a special meeting approving the adoption of the Merger Agreement and the consummation of the Merger and (ii) providing notice to its stockholders of the availability of appraisal rights under Section 262 of the Delaware General Corporation Law in connection with the Merger.  A copy of the Information Statement is being furnished with this Quarterly Report on Form 10-Q and is attached hereto as Exhibit 99.1.
The information set forth in this Item 5 and the attached Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities in that section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and regardless of any general incorporation language in such filings, except to the extent expressly set forth by specific reference in such a filing.

Item 6.    Exhibits

2.1*	Agreement and Plan of Merger, dated September 13, 2018, by and among MOM Holding Company, MOM Special Company, and MPM Holdings Inc.

10.1*†	Amendment No. 2 to Trademark License Agreement dated December 3, 2006, by and between General Electric Company and Momentive Performance Materials Inc., effective August 1, 2018.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications for MPM Holdings Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certifications for Momentive Performance Materials Inc.:

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1*	Section 1350 Certifications for MPM Holdings Inc.

32.2*	Section 1350 Certifications for Momentive Performance Materials Inc.

99.1*+	Notice of Stockholder Action by Written Consent and Availability of Appraisal Rights and Information Statement, dated November 9, 2018.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.

**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information in the XBRL-related documents is “unaudited” or “unreviewed.”

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

+
This exhibit is being furnished and shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of such section, nor shall such information be deemed incorporated by reference in any of the Company’s filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and regardless of any general incorporation language of such filings, except to the extent expressly set forth by specific reference in such a filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date:	November 9, 2018	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	November 9, 2018	/s/ Erick R. Asmussen
Erick R. Asmussen
Chief Financial Officer (Principal Financial Officer)