Form 10-K
period 2018-12-31
MPM Holdings Inc.; Momentive Performance Materials Inc.
filed 2019-03-27
CIK 1624826, 1405041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
MPM Holdings Inc.                  ☒
Momentive Performance Materials Inc.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
MPM Holdings Inc.                Yes  ☒    No  ☐
Momentive Performance Materials Inc.    Yes  ☒    No  ☐

The number of shares of common stock of MPM Holdings Inc., par value $0.01 per share, outstanding as of the close of business on March 15, 2019 was 48,199,532 shares.

The number of shares of common stock of Momentive Performance Materials Inc., par value $0.01 per share, outstanding as of the close of business on March 15, 2019 was 48 shares, all of which were held by MPM Intermediate Holdings Inc.
This Form 10-K is a combined annual report being filed separately by two registrants: MPM Holdings Inc. and Momentive Performance Materials Inc.

Documents incorporated by reference: None

MPM HOLDINGS INC. AND MOMENTIVE PERFORMANCE MATERIALS INC.

PART I
(dollars in millions)
Forward-Looking and Cautionary Statements
Certain statements in this report, including without limitation, certain statements made under Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements related to restructuring, growth, market recovery, competitiveness, and the benefits and anticipated timing of the merger transaction and expectations or predictions of future financial or business performance. In addition, our management may from time to time make oral forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “may,” “will,” “could,” “should,” “seek” or “intend” and similar expressions. Forward-looking statements reflect our current expectations and assumptions regarding our business, the economy, the merger agreement, and other future events and conditions and are based on currently available financial, economic and competitive data and our current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors as discussed in the Risk Factors section of this report and our other filings with the Securities and Exchange Commission (the “SEC”). While we believe our assumptions are reasonable, we caution you against relying on any forward-looking statements as it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the timing for resolving and any impact of the network security incident, a weakening of global economic and financial conditions, interruptions in the supply of or increased cost of raw materials, the impact of work stoppage and other incidents on our operations, changes in governmental regulations or interpretations thereof and related compliance and litigation costs, adverse rulings in litigation, difficulties with the realization of our cost savings in connection with transformation and strategic initiatives, pricing actions by our competitors that could affect our operating margins, the impact of our growth and productivity investments, our ability to realize the benefits there from, and the timing thereof, our ability to obtain additional financing, and risks related to the merger agreement including the risk that the necessary regulatory approvals may not be obtained or may be obtained subject to conditions that are not anticipated, risks that any of the closing conditions to the proposed merger may not be satisfied or may not be satisfied in a timely manner, potential customer losses and business disruption following the announcement or consummation of the proposed transaction, potential litigation relating to the merger transaction, the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, the effect of the announcement or pendency of the transaction on the Company’s business relationships, operating results, and business generally, and the other factors listed in the Risk Factors section of this report. For a more detailed discussion of these and other risk factors, see the “Risk Factors” section of this report. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The forward-looking statements made by us speak only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time to time. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
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
Momentive is one of the world’s largest producers of specialty silicones and silanes and a global leader in fused quartz and specialty ceramics products. Momentive is based in Waterford, New York and has a long track record of creating innovative products and solutions designed to meet the complex requirements of our more than 4,000 customers in over 100 countries. Our strategic network of 24 production sites and 12 R&D facilities supports our global leadership positions and facilitates our ability to serve our blue-chip customer base across a diverse array of consumer, automotive and various industrial end-markets. We have invested significantly to develop and enhance our innovative and differentiated specialty product portfolio to address the evolving demands of the markets we serve and to maintain alignment with global megatrends.
Our value-added business model focuses on technical service, combined with our global footprint and long-term customer relationships uniquely positions us as a key innovation partner to our customers. Over our 75-year operating history, which began with the invention of silicone technologies by General Electric Company (“GE”) and includes our acquisitions of the silicone-based businesses of Bayer, Toshiba and Union Carbide, we have focused on investing in and developing technology to enable high performance applications in attractive end-markets. Our silanes and specialty silicones are used as additives and formulated products that provide or enhance certain attributes of the end product. Our products have a range of attractive properties including heat and chemical resistance, lubrication, adhesion and viscosity. These properties position our specialty silicones and silanes products as critical materials in many automotive, industrial, construction, healthcare, personal care, electronic, consumer and agricultural applications. Momentive’s advanced materials are ubiquitous in daily life and are instrumental inputs in a wide range of products, including applications in consumer and personal care (e.g., cosmetics, electronic displays, and foam mattresses), automotive (e.g., headlights, paneling, and tires) and healthcare (e.g., medical tubing). The diverse molecular characteristics of specialty silicones and silanes continually lead to new applications, and as a result are increasingly being used as a substitute for other materials.
Our value-added, technical service-oriented business model enables us to identify and participate in high-margin and high-growth specialty markets. We are focused on investing in our R&D capabilities, which enable us to develop new products and applications. Over the last three years, we have invested approximately $200 in R&D, dramatically upgrading our capabilities and facilities. For example, we implemented a full scale pilot line for our coatings business in Leverkusen, Germany and opened a new tire additives application development center in Charlotte, North Carolina. Our investments in strategically-located R&D centers of excellence enable us to quickly and effectively develop new products and maintain our technology leadership. We have long-term relationships with blue-chip customers which are leading innovations in their own industries, and work closely with their R&D teams to develop products uniquely suited to their needs.
We generate revenue in three of our segments, Performance Additives, Formulated and Basic Silicones and Quartz Technologies, using direct and indirect approaches to selling a broad base of products to our customers. We utilize technical and application support to enhance our value proposition to customers and drive penetration into attractive end-markets. We also work with original equipment manufacturers to achieve specification of our products into theirs, which results in higher pull-through demand.
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

Products and Markets
Our products are used in thousands of applications and are sold into diverse markets, such as industrial, building and construction, transportation, agriculture, electronics, healthcare, personal care, semiconductor and fiber optics. The diversity of our products limits our dependence on any one market or end-use. We have a history of product innovation and success in introducing new products to new markets, as evidenced by more than 3,400 patents as of December 31, 2018, the majority of which relate to the development of new products and manufacturing processes.
As of December 31, 2018, we had 24 production sites strategically located around the world, which allows us to produce the substantial majority of our key products locally in the Americas, Europe and Asia. Through this network of production facilities, we serve more than 4,000 customers between our Performance Additives, Formulated and Basic Silicones, and Quartz Technologies businesses in over 100 countries worldwide. We use our global platform to deliver products to companies efficiently on a worldwide basis. Many of our customers are expanding internationally to serve developing areas in Asia, Eastern Europe, Latin America, India and Russia. Maintaining close proximity to our international customers allows us to serve them more quickly and efficiently and thus build strong relationships. Our customers include leading companies in their respective industries.
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
Growth and Strategy
Momentive has a clear corporate growth strategy and significant multi-dimensional earnings growth opportunities. We are focused on the following long-term strategies:
Increase our siloxane sourcing. In October 2018, we exercised a contractual right acquiring an additional ownership interest for approximately $30 in Zhejiang Xinan Momentive Performance Materials Co., Ltd, a joint venture in China which manufactures siloxane, one of our key intermediate materials. As a result, our ownership interest in this joint venture was increased to 49% from 25%.

Increase shift to high-margin specialty products. Our strategy is to expand our product offerings in high-margin specialty silicones and silanes and optimize production to accommodate strategic investments in specialty growth products as the company rationalizes exposure to lower margin products. We are actively selling fewer lower-margin basic silicone products and redeploying capital resources to grow our specialty products. Accordingly, we have deployed approximately $140 of growth capital over the last three years to leverage our rich new product pipeline in innovative market applications. Areas of investment focus include specialty silanes, automotive clear coats, optical displays and liquid silicone rubber (“LSR”). For example, construction of our previously announced approximately $30 investment in NXT* silane production capacity in Leverkusen has been completed and we expect that production will ramp up in 2019. Simultaneously, we continue to expand our IP-protected leadership position in next generation silanes for low-roll resistance tires. With these actions, we are continuing to invest strategically in our specialty growth platforms while optimizing our siloxane capacity.
Expand our global reach in faster growing regions and markets. We intend to continue to grow by expanding our sales presence and application support around the world. We are focused on growing our business by making targeted investments in emerging markets, specifically certain areas of Asia Pacific, India and Latin America.
Develop new applications and market new products. We intend to maintain industry leadership through new product development and innovation initiatives. We aim to establish new relationships with customers and third parties to create next generation solutions. In the last five years, we generated approximately 13% of our revenue from new products, including several instances in which we co-developed applications with our customers.
In addition, we will continue to invest in R&D capabilities by upgrading our technology facilities and expanding our new product offerings. In recent years, we upgraded technology facilities at our Tarrytown, New York site, implemented a full scale pilot line for our coatings business in Leverkusen, Germany and opened a new tire additives application development center in Charlotte, North Carolina, all of which further complement our network of innovation centers strategically located to support our customers globally. Throughout the course of 2017 and 2018, we commissioned two state of the art pilot plants in Nantong, China and Waterford, New York to accelerate commercialization of new innovative material solutions, serving both our Performance Additives and Formulated and Basic Silicones segments. Both pilot plants are expected to improve new product market adoption and drive growth in the Americas and Asia Pacific region. Through these investments, we expect to continue to drive incremental revenue and earnings growth.
Invest in high-return capital projects. We have a history of investing capital in high-ROI growth projects to expand product sets, customer penetration and increase capacity to service rapidly expanding sales. Over the last three years, we have invested approximately $140 into growth capital projects. We constantly evaluate the highest and best use of each incremental growth capital dollar and consult with our partners to ensure we are prepared to efficiently get to market.
Continue portfolio optimization, targeted add-on acquisitions and joint ventures. We will continue to pursue acquisitions of attractive businesses and technologies that provide exposure to higher-end specialty products and services. For example, in 2017 we acquired the operating assets of Sea Lion Technology, Inc. (“Sea Lion”) to further support the silanes business. Sea Lion was a contract manufacturer that worked with Momentive to produce silane products, including NXT silane, for more than 10 years. We believe the acquisition of Sea Lion together with our expanded NXT capacity in Leverkusen will enable us to strategically leverage production assets in support of our high-growth NXT business.
We will continue to pursue other acquisitions and joint venture opportunities in the attractive specialty silicone and silane, quartz, and specialty ceramics spaces. As a leading manufacturer of performance materials we have an advantage in pursuing add-on acquisitions and joint ventures in areas that allow us to build upon our core strengths and expand our product, technology and geographic portfolio to better serve our customers. We believe we will have the opportunity to consummate acquisitions at relatively attractive valuations due to the scalability of our existing global operations and deal-related synergies.

*NXT is a trademark of Momentive Performance Materials Inc.
Identify and implement strategic cost reduction initiatives. We are committed to driving cost reductions and efficiencies throughout our global manufacturing footprint, including through implementing LEAN / Six Sigma initiatives and right sizing siloxane production. Our management team has a robust process to effectuate cost reduction plans and continuously reviews our operations to identify and evaluate further cost reduction opportunities. The team develops detailed process plans to facilitate staffing and execution, appoints a team leader and works with a steering committee to remain on track. The cost reduction plan we have put in place over the last three years is just the latest example of our ability to effectively implement such initiatives. We plan on achieving approximately $63 in annual structural cost reduction initiatives during 2019. Cumulatively through December 31, 2018, we have achieved approximately $55 of savings under these initiatives.

Industry and Competitors
We compete with a variety of companies, including large global chemical companies and small specialty chemical companies, in each of our product lines. The principal factors of competition in our industry include product quality, customer service and breadth of product offerings, product innovation, manufacturing efficiency, distribution and price.

Our Businesses
The following paragraphs discuss our reportable segments, their corresponding major product lines and the primary end-use applications of our key products as of December 31, 2018.

Performance Additives
2018 Net Sales: $973

Our Performance Additives segment is one of the leading manufacturers of urethane additives, silicone fluids and silanes. Our liquid additives are key ingredients in our customers’ products and are used to improve or enable the performance characteristics and processability of a variety of products across different end-markets including automotive, personal care, agriculture, consumer and construction. Our silicone fluids, silanes, and urethane additives product lines are developed using a range of raw material inputs and generally use less siloxane than Formulated and Basic Silicone products.
Products

Our portfolio consists of technology driven, proprietary products that enable high performance applications:

•
Urethane additives product lines— Urethane additives include silicone stabilizers and tertiary amine catalysts, as well as organic-based foam property modifiers. Our products are essential ingredients in polyurethane foam processing, controlling the internal structure of the material to optimize properties such as the insulation performance of rigid foams in construction applications, the firmness and breathability of a foam mattress or the rebound and cushioning in a running shoe.

•
Specialty fluids product lines— Specialty silicone fluids are liquid polymeric materials that act like chains and can vary in lengths to create liquids that are very thick and barely flow or relatively thin and flow like water. Silicone fluids are used in personal care products as an additive in shampoos and conditioners to improve the look and feel of hair. Silicone fluids are also used in a variety of industrial applications, including the production and refining of crude oil, to reduce the formation of foam or separate water from oil.

•
Silanes product lines— Silanes are a group of additives that act as connectors or coupling agents. Our cross-linking agents form a three-dimensional network of siloxane bonds between constituents, which facilitates resistance to water or chemical intrusion, high temperatures, abrasion or other common deteriorating conditions, without compromising other important product features such as ductility. Examples include applications that enable stronger adhesion of rust-proof coatings to metal structures in construction and clear coat paints to automotive coatings. Our NXT silane product line connects silica-based fillers to the tire tread rubber, improving compound viscosity and resilience and maintaining dynamic properties at low temperatures, while simultaneously reducing mixing steps in the manufacturing process. Our NXT silane is uniquely positioned as a cost-effective patented solution that helps tire manufacturers meet U.S. and European green tire standards. We estimate the potential demand for NXT silane products in automobiles is approximately $1 billion and we estimate that we are approximately 10% penetrated into the opportunity.

End-Markets and Applications
The physical properties of performance additives make them versatile products with broad commercial applications. In the automotive industry, performance additives are used to improve bonding performance of clear coat paints and improve compound viscosity and resilience of tire tread rubber. In the personal care industry, performance additives are used in consumer goods such as hair care and shaving products, antiperspirants and deodorants, cosmetics and shower and bath products. In the consumer goods industry, performance additives are used in the production of foam used in mattresses and running shoes, among other applications. We believe that such a broad range of commercial uses not only helps to maintain a steady demand for our products in industries that are less vulnerable to economic cycles, but also allows for continuous innovation leading into new applications for our products in high-growth industries.
Formulated and Basic Silicones
2018 Net Sales: $1,522

Our Formulated and Basic Silicones segment produces coatings, electronic materials, elastomers, sealants, and basic silicone fluids focused on automotive, consumer goods, construction, electronics and healthcare end-markets. Our products enable key design features, such as extended product life, wear resistance, biocompatibility and weight reduction. Our sealants, electronic materials and coatings product lines are generally applied to our customers’ products, in the form of a high-tech coating or adhesive, while our elastomers product lines are fashioned into parts by extruding or molding them in items such as gaskets or tubing. Formulated silicones product offerings are typically used to seal, protect or adhere, and often perform multiple functions at once.
Formulated silicones products, including coatings, electronic materials, elastomers and sealants, differ from basic silicones products in that they contain less siloxane and in final form end up as non-flowing rubber or gel type materials. Basic silicones products contain higher levels of siloxane than formulated silicones products and are typically formulated into our customers’ product.

Products

Our portfolio consists of five product families:

•
Coatings product lines — Our silicone-based coatings offer UV, thermal, chemical, solvent and abrasion resistance, as well as improved adhesion to substrates for applications from automotive glazing, headlights and trim, to sensitive electronic components, tapes and labels. Our hard coat products replace traditional glass and metal applications in cars, thereby providing significant weight reduction in automotive applications.

•
Electronic materials product lines — Our thermal conductive adhesives have high thermal conductivity and can augment flow control across different substrates, while protecting from high impact and thermal shocks. These products can be used in a range of consumer electronics applications, as well as in critical aerospace and aviation applications with high temperature and stress resistance. In flat-panel displays, our hardcoat products provide protection and extend the exterior durability of plastics, while our ultra-clear liquid silicone rubber delivers high transmittance, low cure shrinkage, good elasticity and high stability in light emitting diodes (“LEDs”).

•
Elastomers product lines — Our chemically inert heat-cured elastomers have excellent mechanical properties for extrusion, molding and calendaring. Our low-viscosity, pumpable LSR can promote easier injection molding of complex articles. Our Ultra Clear LSRs provide heat and UV resistance without sacrificing optical clarity and are molded into lenses or light guides for automotive or other applications. Elastomers are also used as gasket material to seal and protect systems in under-hood applications in automotive and in appliances. Our LSR products, including medical tubing, enable cost-efficient, high-quality end-products for our customers in various applications across automotive, consumer goods, healthcare and electronics.

•
Sealants product lines — Our construction sealants are used in some of the world’s tallest skyscrapers to adhere and seal the windows into the frames on the sides of the building. Momentive is the exclusive global licensee of GE-branded silicone products, which are used in a wide range of construction and consumer applications.

•
Basic silicones product lines — Basic silicones, comprised of silicone-based cyclic or linear polymers, were the earliest materials developed by the industry. They are still utilized in a wide range of applications, including industrial lubricants and additives in personal and home care products. Basic silicones are a core input into our other formulated products.

End-Markets and Applications
The physical properties of formulated and basic silicones make them versatile products with broad commercial applications. In the transportation industry, silicones are used in a variety of original equipment manufacturer and aftermarket applications. In the electronics industry, silicones’ tolerance to high temperatures give them a considerable advantage relative to other traditional materials in a variety of computer and electronic manufacturing applications. In the healthcare industry, silicones are used in medical equipment, as well as in surgeries and other general medical procedures. In the building and construction industry, silicone sealants and caulks are used to seal expansion and control joints in pre-cast exterior concrete panels and metal curtain walls, as well as in siding, window and door perimeters. We believe that such a broad range of commercial uses not only helps to maintain a steady demand for our products in industries that are less vulnerable to economic cycles, but also allows for continuous innovation leading into new applications for our products in high-growth industries.

Quartz Technologies
2018 Net Sales: $210
Our Quartz Technologies segment is a global leader in the development and manufacturing of fused quartz and non-oxide based ceramic powders and shapes. Fused quartz products are manufactured from quartz sand and are used in processes requiring extreme temperature and high purity. Momentive’s high-purity fused quartz materials are used for a diverse range of applications in which optical clarity, design flexibility and durability in extreme environments are critical, such as semiconductor, lighting, healthcare and aerospace. Our product line includes tubing, rods and other solid shapes, as well as fused quartz crucibles for growing single crystal silicon. Our Quartz Technologies segment’s products are the material solution for silicon chip semiconductor manufacturing.
We have also expanded into the primary pharmaceutical packaging market, producing fused quartz vials used for safely packaging, transporting and storing sensitive liquid-based parenteral drug formulations. Our Quartz Technologies segment has developed a new, state-of-the-art process to mass-produce fused quartz vials, which we are in the process of commercializing under the PurQ brand. Quartz vials are 99.995% pure SiO2, a level of purity which not only ensures unparalleled chemical durability, but also ensures exceptional inertness which can minimize a drug formulation’s physical interaction with the vial surface, resulting in superior liquid drug stability.

Products
Our Quartz Technologies business’ products are used as a superior substitute for glass. On a microscopic level, normal glass is filled with impurities, bubbles and other flaws. For this reason, applications that require transparency and a high level of purity or stress-resistance (such as process equipment for semiconductor manufacturing or lamp lenses for high intensity video projectors) require the use of quartz. A significant driver of our Quartz Technologies volumes derives from semiconductor chip manufacturers adding to or adjusting their manufacturing lines for newly developed products. The manufacture of quartz products for use in the production of semiconductors generated approximately 76% of our Quartz Technologies business’ revenue for the year ended December 31, 2018, compared to 74% and 72% in 2017 and 2016, respectively.

Raw Material Purchases
Overall, in 2018, we purchased approximately $1.1 billion of raw materials. Many of the raw materials we use to manufacture our products are available from more than one source, and are readily available in the open market. As discussed above, we currently purchase under short-term, one-year or multi-year contracts and in the spot market so as to ensure competitive pricing and adequate supply.
Performance Additives and Formulated and Basic Silicones

•
Silicon Metal— Silicon metal is an inorganic material that is not derived from petrochemicals and represents approximately 12% of our 2018 raw materials purchases. Major silicon metal suppliers include Ferroglobe PLC, Elkem ASA, Lao Silicon Ltd., CBC Co. Ltd., and other smaller vendors located around the world. We currently purchase silicon metal under short-term, one-year or multi-year contracts and in the spot market. We typically purchase silicon metal under formal contracts in the United States and in the spot market in Asia Pacific.

•
Siloxane— Siloxane is a key intermediate required to produce silicone polymers. We are one of two producers in the silicones market with global siloxane production capacity. We produce siloxane for our internal use in Waterford, New York and Ohta, Japan and source siloxane from our joint venture in Jiande, China and third parties. We also source siloxane under a purchase and sale agreement with Asia Silicones Monomer Limited (“ASM”) and from time to time, we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our costs.

•
Methanol— Methanol is a key raw material for the production of methyl chloride, which is used to produce chlorosilanes. Major methanol suppliers include Itochu Chemical Forontier Corporation, CBC Co. Ltd., Southern Chemical Corporation, and Mitsubishi Gas Chemicals. We typically enter into quarterly or annual contracts for methanol.

Quartz Technologies
Naturally occurring quartz sand is the key raw material for many of the products manufactured by our Quartz Technologies business, which is currently available from a limited number of suppliers. While we also use quartz sand from several global sand suppliers, one of our suppliers, a major producer of natural quartz sand, controls a significant portion of the market for this sand. In December 2017, we entered into a purchase agreement with this supplier, which expires on December 31, 2021.

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
In 2018, our largest customer accounted for less than 4% of our net sales, and our top twenty customers accounted for approximately 22% of our net sales. Neither our overall Company nor any of our businesses depends on any single customer or a particular group of customers; therefore, the loss of any single customer would not have a material adverse effect on any of our businesses or the Company as a whole.
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

Intellectual Property

As of December 31, 2018, we owned, licensed or had rights to approximately 3,400 patents and approximately 170 trademarks registered in a variety of countries, along with various patent and trademark applications and technology licenses around the world. These patents will expire between 2019 and 2038. Our rights under such patents and licenses are a significant strategic asset in the conduct of our business. Patents, patent applications, trademarks and trademark applications relating to our Velvesil, Silwet, Silsoft, Tospearl, SPUR+ and NXT brands, technologies and products are considered material to our business.

Solely for convenience, the trademarks, service marks and tradenames referred to in this report are without the “®” and “TM” symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and tradenames.

Industry Regulatory Matters

Domestic and international laws regulate the production and marketing of chemical substances. Although almost every country has its own legal procedure for registration and import, laws and regulations in the European Union, the United States, and China are the most significant to our business. These laws typically prohibit the import or manufacture of chemical substances unless the substances are registered or are on the country’s chemical inventory list, such as the European inventory of existing commercial chemical substances and the U.S. Toxic Substances Control Act inventory. Chemicals that are on one or more of these lists can usually be registered and imported without requiring additional testing in countries that do not have such lists, although additional administrative hurdles may exist. Under such laws, countries may also require toxicity testing to be conducted on chemicals in order to register them or may place restrictions on the import, manufacture and/or use of a chemical.

The European Commission enacted a regulatory system in 2006 known as REACH, which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impact on human health and the environment. As REACH matures, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials, or that we sell as finished products in the European Union. Other countries may also enact similar regulations. See “Risk Factors—Risks Related to Our Business—Future chemical regulatory actions may decrease our profitability.”

Environmental Regulations

In the European Union and other jurisdictions committed to achieving the goals of the Paris Agreement under the United Nations Framework Convention on Climate Change, there is an increasing likelihood that our manufacturing sites will be affected in some way over the next few years by taxation of greenhouse gas emissions. In addition, although the Trump administration announced in June 2017 its intent to withdraw the United States from the Paris Agreement, numerous cities and businesses and several states, including California and New York, have made their own commitments towards reducing greenhouse gas emissions, and further enactment of federal climate change legislation in the United States is a possibility for the future. While only a small number of our sites is currently affected by existing greenhouse gas regulations, and none has experienced or anticipates significant cost increases as a result, it is likely that greenhouse gas emission restrictions will increase over time. Potential consequences of such restrictions include increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.
Our policy is to strive to operate our plants in a manner that protects the environment and the health and safety of our employees, customers and communities. We have implemented company-wide environmental, health and safety policies and practices managed by our Environmental, Health and Safety, or EH&S department, and overseen by the Environment, Health and Safety Committee of the Board of Directors. Our EH&S department has the responsibility to monitor and enforce the compliance of our operations worldwide with environmental, health and safety laws and regulations. This responsibility is executed via training, communication of environmental, health and safety policies, formulation of relevant policies and standards, environmental, health and safety audits and incident response planning and implementation. Our environmental, health and safety policies and practices include management systems and procedures relating to emissions to air, water and other media, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response and product stewardship.
We and our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental, health and safety regulation at the federal, state, local and international level. Our production facilities require operating permits that are subject to renewal or modification. Violations of environmental, health or safety laws or permits may result in, among other things, restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs. In addition, statutes such as CERCLA and comparable state and foreign laws impose strict, joint and several liability for investigating and remediating spills and other releases of hazardous materials, substances and wastes at current and former facilities and at third-party disposal sites. Other laws permit individuals to seek recovery of damages for alleged personal injury or property damage due to exposure to hazardous substances and conditions at or from our facilities or to hazardous substances otherwise owned, sold or controlled by us. Therefore, we may incur liabilities in the future, and these liabilities may result in a material adverse effect on our business, financial condition, results of operations or cash flows.

Although our environmental, health and safety policies and practices are designed to ensure compliance with international, federal, state and local laws and environmental, health and safety regulations, future developments and increasingly stringent regulation could require us to make additional unforeseen environmental, health and safety expenditures, which expenditures could be material.
We expect to incur future costs for capital improvements and general compliance under environmental, health and safety laws, including costs to acquire, maintain and repair pollution control equipment. In 2018, we incurred capital expenditures of approximately $14 on an aggregate basis to comply with environmental, health and safety laws and regulations and to make other environmental, health and safety improvements. We estimate that our capital expenditures in 2019 for environmental, health and safety improvements at our facilities will be approximately $37. This estimate is based on current regulations and other requirements, but it is possible that a material amount of capital expenditures, in addition to those we currently anticipate, could be necessary if these regulations or other requirements or other facts change.

Employees
As of December 31, 2018, we had approximately 5,200 employees. Approximately 43% of our employees are members of a labor union or have collective bargaining agreements.

Where You Can Find More Information
The public may read and copy any materials that we file with the Securities and Exchange Commission (the “SEC”) on the SEC's website at www.sec.gov. In addition, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge to the public through our internet website at www.momentive.com under “Investor Relations - SEC Filings”.

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
Risks Related to Our Merger

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
Global economic and financial market conditions, including severe market disruptions and the potential for a significant and prolonged global economic downturn, have impacted or could continue to impact our business operations in a number of ways including, but not limited to, the following:

•
reduced demand in key customer end-markets, such as automotive, which accounted for approximately 18% of our revenues in 2018, consumer goods, personal care, construction, electronics, oil and gas and healthcare;

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

•
more onerous credit and commercial terms from our suppliers such as shortening the required payment period for outstanding accounts receivable or reducing or eliminating the amount of trade credit available to us; and

•
potential delays in accessing our senior secured asset-based revolving credit facility (“ABL Facility”) (described in Item 7 of Part II of this Annual Report on Form 10-K) or obtaining new credit facilities on terms we deem commercially reasonable or at all, and the potential inability of one or more of the financial institutions included in our ABL Facility to fulfill their funding obligations. Should a bank in our ABL Facility be unable to fund a future draw request, we could find it difficult to replace that bank in the facility.

Global economic conditions may weaken or deteriorate. In such event, we may become subject to the negative effects described above and our liquidity, as well as our ability to maintain compliance with the financial maintenance covenants, if in effect, in the ABL Facility could be significantly affected. See “-Risks Related to Our Indebtedness--We may be unable to generate sufficient cash flows from operations to meet our consolidated debt service payments.” In April 2014, we sought protection under Chapter 11 of the United States Bankruptcy Code following our inability to restructure or refinance our significant indebtedness in light of the confluence of several negative economic and other factors, including the flat sales volumes, steep inflation in the cost of materials and significant price pressure stemming from an increase in overall global supply. A recurrence of such economic factors could have a material adverse effect on our business, results of operations and financial condition and may jeopardize our ability to service our debt obligations.
Weakening economic conditions may also cause us to defer needed capital expenditures, reduce research and development or other spending, defer costs to achieve productivity and synergy programs, sell assets or incur additional borrowings which may not be available or may only be available on terms significantly less advantageous than our current credit terms and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial condition. In addition, if the global economic environment deteriorates or remains slow for an extended period of time, the fair value of our reporting units could be more adversely affected than we estimated in our analysis of reporting unit fair values at the Emergence Date of October 24, 2014. This could result in goodwill or other asset impairments, which could negatively impact our business, results of operations and financial condition.
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
The terms of some of our materials contracts limit our ability to purchase raw materials at favorable spot market prices. In addition, some of our customer contracts have fixed prices for a certain term, and as a result, we may not be able to pass on raw material price increases to our customers immediately, if at all. Due to differences in timing of the pricing trigger points between our sales and purchase contracts, there is often a “lead-lag” impact that can negatively impact our margins in the short term in periods of rising raw material prices and positively impact them in the short term in periods of falling raw material prices. Future raw material prices and transportation costs may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, changes in our supplier manufacturing processes as some of our products are byproducts of these processes, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.

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
For example, our Formulated and Basic Silicones business is highly dependent upon access to silicon metal, a key raw material, and siloxane, an intermediate product that is derived from silicon metal. In North America, there is only one significant qualified silicon metal supplier, which in December 2015 completed a business combination with a significant European based silicon metal supplier. In addition, silicon metal producers face a number of regulations that affect the supply or price of silicon metal in some or all of the jurisdictions in which we operate. For example, significant anti-dumping duties of up to 139.5% imposed by the U.S. Department of Commerce (the “DOC”) and the International Trade Commission (the “ITC”) against producers of silicon metal in China and Russia effectively block the sale by all or most producers in these jurisdictions to U.S. purchasers, which restricts the supply of silicon metal and results in increased prices.

On October 4, 2017, the DOC issued affirmative preliminary determinations in the anti-dumping duty investigation on silicon metal, finding that imports of silicon metal from Australia, Brazil and Norway were sold at a price less than fair value. The DOC has instructed U.S. Customs and Border Protection to collect cash deposits from importers of silicon metal from Australia (20.79%), Brazil (56.78% to 134.92%) and Norway (3.74%). In August 2017, the DOC published the preliminary countervailing duties rates for silicon metal from Australia (16.23%), Brazil (3.69% to 52.07%) and Kazakhstan (120%). The ITC is also investigating whether there is material injury or threat of material injury to the domestic industry by reason of the dumped or subsidized imports from Australia, Brazil, Kazakhstan. We currently purchase silicon metal under multi-year, one-year or short-term contracts and in the spot market. We typically purchase silicon metal under formal contracts for our United States’ operations from suppliers in the United States and for our Asia Pacific operations in the spot market from suppliers in Asia Pacific. Some of our formal contracts have pricing mechanisms tied to global silicon metal indices. Imposition of antidumping or countervailing duties in connection with the foregoing investigations could lead to higher duties on such imports.
Our Performance Additives and Formulated and Basic Silicones businesses also rely heavily on siloxane and related intermediate products. Our manufacturing capacity at our internal sites and at our joint venture in China is sufficient to meet the substantial majority of our current siloxane requirements. We also source a portion of our requirements from Asia Silicones Monomer Limited (“ASM”) under an existing long-term purchase and sale agreement. In addition, from time to time we enter into supply agreements with other third parties to take advantage of favorable pricing and minimize our cost. There are also a limited number of third-party siloxane providers, and the supply of siloxane may be limited from time to time. In addition, regulation of siloxane producers can also affect the supply of siloxane due to a few precedents in the past. For example, from May 2009 until May 2014, antidumping duties were imposed by China on siloxane from Thailand and South Korea.
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
Our production facilities are subject to significant operating hazards associated with the manufacturing, handling, use, storage and transportation of chemical materials and products, including human exposure to hazardous substances, pipeline, storage tank and equipment leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks. Additionally, a number of our operations are adjacent to operations of independent entities that engage in hazardous and potentially dangerous activities. Our operations or adjacent operations could result in personal injury or loss of life, severe damage to or destruction of property or equipment, environmental damage or a loss of the use of all or a portion of one of our key manufacturing facilities. Such events at our facilities or adjacent third-party facilities could have a material adverse effect on our business or operations.

We may incur losses beyond the limits or coverage of our insurance policies for liabilities that are associated with these hazards. In addition, various kinds of insurance for companies in the chemical industry have not been available on commercially acceptable terms, or, in some cases, have been unavailable altogether. In the future, we may not be able to obtain coverage at current levels or at all, and our premiums may increase significantly on coverage that we maintain.
Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.
We and our operations involve the manufacture, use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive and complex U.S. federal, state, local and non-U.S. supra-national, national, provincial and local environmental, health and safety laws and regulations. These environmental laws and regulations include those that govern the discharge of pollutants into the air and water, the generation, use, storage, transportation, treatment and disposal of, and exposure to, hazardous materials and wastes, the cleanup of contaminated sites, occupational health and safety and those requiring permits, licenses or other government approvals for specified operations or activities. Our products are also subject to a variety of international, national, regional, state, local and provincial requirements and restrictions applicable to the manufacture, import, export, registration, labeling or subsequent use of such products. In addition, we are required to maintain, and may be required to obtain in the future, environmental, health and safety permits, licenses or government approvals to continue current operations at most of our manufacturing and research facilities throughout the world.
Compliance with environmental, health and safety laws and regulations, and maintenance of permits, can be costly and complex, and we have incurred and will continue to incur costs, including capital expenditures and costs associated with the issuance and maintenance of letters of credit, to comply with these requirements. In 2018, we incurred capital expenditures of approximately $14 to comply with environmental laws and regulations and to make other environmental improvements, and we expect to incur capital expenditures of approximately $37 in 2019. If we do not comply with environmental, health and safety laws and regulations, or maintain our permits, we could incur substantial costs, including fines and civil or criminal sanctions, third party property or natural resource damage or personal injury claims or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance, and may also be required to halt permitted activities or operations until any necessary permits can be obtained or complied with. In addition, future developments or increasingly stringent regulations could require us to make additional unforeseen environmental expenditures, which could have a material adverse effect on our business.
Actual and alleged environmental violations have been identified at our facility in Waterford, New York. We are currently cooperating with the New York State Department of Environmental Conservation (the “NYSDEC”) in its investigation of the facility’s compliance with certain applicable environmental requirements as identified in an administrative complaint filed by the NYSDEC in May 2017. Resolution of such enforcement action will likely require payment of a monetary penalty and/or the imposition of other civil sanctions.
In connection with our creation on December 3, 2006, through the acquisition of certain assets, liabilities and subsidiaries of GE that comprised GE Advanced Materials, an operating unit within the Industrial Segment of GE, by Momentive Performance Materials Holdings Inc. (the parent company of MPM prior to its emergence from Chapter 11 bankruptcy) and its subsidiaries (the “GE Advanced Materials Acquisition”), GE has agreed to indemnify us for liabilities associated with contamination at certain former properties and with third-party waste disposal sites. GE has also agreed that if we suffer any losses that are the subject of an indemnification obligation under a third party contract with respect to which GE is an indemnitee, GE will pursue such indemnification on our behalf and provide us with any benefits received.
We are currently conducting investigations and/or cleanup of known or potential contamination at several of our facilities. In addition, we are subject to liability associated with releases of hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned, leased or operated and sites where hazardous wastes and other substances from our current and former facilities and operations have been sent, treated, stored or disposed of, as well as sites that we currently own, lease or operate. Depending upon the circumstances, our liability may be strict, joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved regardless of our fault or whether we were aware of the conditions giving rise to the liability. Environmental conditions at these sites can lead to environmental cleanup liability and claims against us for personal injury or wrongful death, property and natural resource damages, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any of these liabilities is difficult to predict, but in the aggregate such liabilities could be material.
We have been notified that we are or may be responsible for environmental remediation at certain sites in the United States. As the result of our former, current or future operations or properties, there may be additional environmental remediation or restoration liabilities or claims of personal injury by employees or members of the public due to exposure or alleged exposure to hazardous materials in connection with our operations, properties or products. Sites sold by us in past years may have significant site closure or remediation costs and our share, if any, may be unknown to us at this time. These environmental liabilities or obligations, or any that may arise or become known to us in the future, could have a material adverse effect on our financial condition, results of operations, cash flows and profitability.
In addition, in the normal course of our business, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management, post-closure and remedial activities. Pursuant to financial assurance requirements set forth in state hazardous waste permit regulations applicable to our manufacturing facilities in Waterford, New York and Sistersville, West Virginia, we have provided letters of credit in the following amounts: approximately $42 for closure and post-closure care and accidental occurrences at the Waterford and the Sistersville facilities. A renewal of our Waterford facility’s hazardous waste permit was issued by the NYSDEC, which required us to provide approximately $27 in financial assurances for our Waterford facility. The renewal permit also allows for a re-evaluation of the financial assurance amount after three years. One or more of our facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the U.S. Environmental Protection Agency (the “USEPA”). In this regard, in January 2017, the USEPA identified chemical manufacturing as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”). Any increase in financial assurances required for our facilities in connection with environmental, health and safety laws or regulations or the maintenance of permits would likely increase our costs and could also materially impact our financial condition. For example, to the extent we issue letters of credit under our ABL Facility to satisfy any financial assurance requirements, we would incur fees for the issuance and maintenance of these letters of credit and the amount of borrowings that would otherwise be available to us under such facility would be reduced.
While we do not anticipate material costs in excess of current reserves and/or available indemnification relating to known or potential environmental contamination, the discovery of additional contamination or the imposition of more stringent cleanup requirements, could require us to make significant expenditures in excess of such reserves and/or indemnification. In addition, we cannot assure you that GE will continue to indemnify us for such liabilities.
Environmental, health and safety requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental, health and safety laws and regulations or permit requirements will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the impact of such laws, regulations or permits on future production expenditures, operations, supply chain or sales. Our costs of compliance with current and future environmental, health and safety requirements could be material. Such future requirements include legislation designed to reduce emissions of carbon dioxide and other substances associated with climate change (“greenhouse gases”). The European Union has enacted greenhouse gas emissions legislation, and continues to expand the scope of such legislation. The USEPA has promulgated regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions could significantly increase our energy costs, and may also require us to incur material capital costs to modify our manufacturing facilities.

Future chemical regulatory actions may decrease our profitability.
Several governmental entities have enacted, are considering or may consider in the future, regulations that may impact our ability to sell certain chemical products in certain geographic areas. In December 2006, the European Union enacted a regulation known as Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”). This regulation requires manufacturers, importers and consumers of certain chemicals manufactured in, or imported into, the European Union to register such chemicals and evaluate their potential impacts on human health and the environment. The implementing agency is currently in the process of determining if any chemicals should be further tested, regulated, restricted or banned from use in the European Union. Other countries have implemented, or are considering implementation of, similar chemical regulatory programs. When fully implemented, REACH and other similar regulatory programs may result in significant adverse market impacts on the affected chemical products. If we fail to comply with REACH or other similar laws and regulations, we may be subject to bans, sanctions, penalties or other enforcement actions, including fines, injunctions, recalls or seizures, which would have a material adverse effect on our financial condition, cash flows and profitability.
We cannot at this time estimate the impact of these regulations on our financial condition, results of operations, cash flows and profitability, but it could be material. The European Union is conducting ongoing reviews of octamethylcyclotetrasiloxane (“D4”),decamethylcyclopentasiloxane (“D5”) and dodecamethylcyclohexasiloxane (“D6”), each of which are chemical substances we manufacture and are utilized as key ingredients in many of our products and by the silicone industry. In January 2018 the European Union adopted a proposal by the United Kingdom to limit the levels of D4 and D5 in personal care products that are intended to be washed off. The European Chemical Agency (“ECHA”) has also recently issued a proposal to restrict the use of D4, D5, and D6 in additional professional and consumer uses and in June 2018 issued its decision to include D4, D5 and D6 on the EU REACH Substances of Very High Concern (“SVHC”) List. In March 2016 and March 2017 the European Union Directorate General for Environment (“DG Environment”) proposed to the European Commission that D4 be nominated as a persistent organic pollutant pursuant to the Stockholm Convention on Persistent Organic Pollutants (the “Stockholm Convention”). This proposal was not acted upon by the European Commission, but continues to be evaluated by the DG Environment. The Stockholm Convention is an international treaty aimed at eliminating or minimizing the release of organic chemicals that are toxic, resistant to degradation in the environment, and transported and deposited far from the point of release. We and other silicone industry members recently completed our obligations pursuant to a consent order with the USEPA to conduct certain studies to obtain relevant data regarding D4, D5 and D6, the results of which were submitted to the USEPA in September 2017. We continue to work with the USEPA in its assessment of this data. Regulation of our products containing such substances by the European Union, the United States or parties to the Stockholm Convention would likely reduce our sales within respective jurisdictions and possibly in other geographic areas as well. These reductions in sales could be material depending upon the extent of any such additional regulations.
We participate with other companies in trade associations and regularly contribute to the research and study of the safety and environmental impact of our products and raw materials. These programs are part of a program to review the environmental impacts, safety and efficacy of our products. In addition, government and academic institutions periodically conduct research on potential environmental and health concerns posed by various chemical substances, including substances we manufacture and sell. These research results are periodically reviewed by state, national and international regulatory agencies and potential customers. Such research could result in future regulations restricting the manufacture or use of our products, liability for adverse environmental or health effects linked to our products and/or de-selection of our products for specific applications. These restrictions, liability and product de-selection could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.

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
We produce hazardous chemicals which subject us to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, these authorities must review and, in some cases approve, our products and/or manufacturing processes and facilities before we may manufacture and sell some of these chemicals. To be able to manufacture and sell certain new chemical products, we may be required, among other things, to demonstrate to the relevant authority that the product does not pose an unreasonable risk during its intended uses and/or that we are capable of manufacturing the product in compliance with current regulations. The process of seeking any necessary approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, bans on product sales or use, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products and could increase our customers’ efforts to find less hazardous substitutes for our products. We are subject to ongoing reviews of our products and manufacturing processes.
Products we have made or used could be the focus of legal claims based upon allegations of harm to human health. We cannot predict the outcome of suits and claims, and an unfavorable outcome in these litigation matters could exceed reserves or have a material adverse effect on our business, financial condition, results of operations and/or profitability and cause our reputation to decline.
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
We cannot predict with certainty the cost of defense, of prosecution or of the ultimate outcome of litigation and other proceedings filed by or against us, including penalties or other civil or criminal sanctions, or remedies or damage awards, and adverse results in any litigation and other proceedings may materially harm our business. Litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, international trade, commercial arrangements, product liability, toxic exposure, environmental, health and safety, joint venture agreements, labor and employment or other harms resulting from the actions of individuals or entities outside of our control. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that are subject to third-party patents or other third-party intellectual property rights. Any loss, denial or reduction in scope of any of our material intellectual property may have a material adverse effect on our business, financial condition and/or profitability. In addition, litigation based on environmental matters or exposure to hazardous substances in the workplace or based upon the use of our products could result in significant liability for us, which could have a material adverse effect on our business, financial condition, results of operations and/or profitability.
We remain subject to litigation relating to the Chapter 11 proceedings.

In connection with the bankruptcy cases, the following appeals were filed on September 16, 2014 relating to the confirmation of the Plan of Reorganization.
Make-whole. The Appellants jointly appealed to the U.S. District Court for the Southern District of New York (the “District Court”) seeking reversal of the Bankruptcy Court of the Southern District of New York’s (the “Bankruptcy Court”) determinations that Momentive Performance Materials Holdings Inc. and certain of its domestic subsidiaries (the “Debtors”) were not required to compensate holders of the our previously issued 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”) and our previously issued 10% Senior Secured Notes due 2020 (the “Old Secured Notes”) for any prepayment premiums (the “Make-Whole Determination”).

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
We have significant manufacturing and other operations outside the United States. Some of these operations are in jurisdictions with unstable political or economic conditions. There are numerous inherent risks in international operations, including, but not limited to:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	tariffs and trade barriers;

•	export duties and quotas;

•	changes in local economic conditions;

•	laws and regulations, including tax, environmental, health and safety regulations;

•	exposure to possible expropriation or other government actions;

•	hostility from local populations;

•	diminished ability to legally enforce our contractual rights in non-U.S. countries;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	unsettled political conditions and possible terrorist attacks against U.S. interests; and

•	natural disasters or other catastrophic events.
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
In addition, intellectual property rights may be more difficult to enforce in non-U.S. or non-Western Europe countries due to a number of factors, including less favorable intellectual property laws and increased vulnerability to the theft of, and reduced protection for, intellectual property rights including trade secrets in such countries.

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
In 2018, approximately 66% of our net sales originated outside the United States. In our consolidated financial statements, we translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, at a constant level of business, our reported international revenues and earnings would be reduced because the local currency would translate into fewer U.S. dollars.
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
Oil and natural gas prices have fluctuated greatly over the past several years and we anticipate that they will continue to do so. Natural gas and electricity are essential to our manufacturing processes, which are energy-intensive. Our energy costs represented approximately 5% of our total cost of sales for the years ended December 31, 2018, 2017 and 2016.
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

We expect cost savings from our strategic initiatives, and if we are unable to achieve these cost savings, or sustain our current cost structure, it could have a material adverse effect on our business operations, results of operations and financial condition.

We have not yet realized all of the cost savings and synergies we expect to achieve from our strategic initiatives. A variety of risks could cause us not to realize the expected cost savings and synergies, including but not limited to, higher than expected severance costs related to staff reductions; higher than expected retention costs for employees that will be retained; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-saving plan; and other unexpected costs associated with operating our business. In addition, we terminated the Shared Services Agreement, effective March 14, 2019. To the extent we are unable to replace the services no longer being provided by Hexion Inc. (“Hexion”) under the Shared Services Agreement, it could have an adverse effect on our business operations, results of operations and financial condition.

If we are unable to achieve these cost savings or synergies it could adversely affect our profitability and financial condition. In addition, factors may arise that may not allow us to sustain our current cost structure. As market and economic conditions change, we may also make changes to our operating cost structure.
Our success depends in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could have a material adverse effect on our competitive position.
We rely on the patent, trademark, copyright and trade-secret laws of the United States and the countries where we do business to protect and enforce our intellectual property rights. We may be unable to prevent third parties from infringing or misappropriating our intellectual property or otherwise violating our intellectual property rights, which could reduce any competitive advantage we have developed, reduce our market share or otherwise harm our business. In the event of such infringement, misappropriation or other violation of our intellectual property rights, litigation to protect or enforce our rights could be costly, and we may not prevail.
Many of our technologies are not protected by any patent or patent application, and our issued and pending U.S. and non-U.S. patents may not provide us with any competitive advantage and could be challenged by third parties. Our inability to secure issuance of our pending patent applications may limit our ability to protect the intellectual property rights such pending patent applications were intended to cover. Our competitors may attempt to design around our patents to avoid liability for infringement and, if successful, our competitors could adversely affect our market share. Also, despite the steps taken by us to protect our intellectual property and technology, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our products, develop similar intellectual property or technology independently or otherwise obtain and use information that we regard as proprietary and we may be unable to successfully identify or enforce against unauthorized uses of our intellectual property and technology. Furthermore, the expiration of our patents may lead to increased competition.
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
In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we do not apply for patent, trademark or copyright protection. We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements are limited in duration and could be breached, and may not provide meaningful protection of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available if there is an unauthorized use or disclosure of our trade secrets, manufacturing expertise and other proprietary information. In addition, others may obtain knowledge about our trade secrets through independent development or by legal means. The failure to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business by jeopardizing critical intellectual property.
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
Our production processes and products are specialized; however, we may become subject to claims that we infringe, misappropriate or otherwise violate the intellectual property rights of our competitors or others in the future. Any claim of infringement, misappropriation or other violation could require us to pay substantial damages and change our processes or products or stop using certain technologies or producing the applicable product entirely. Additionally, an adverse judgment against us could require us to seek licenses of intellectual property from third parties, which may not be available on commercially reasonable terms or at all. Even if we ultimately prevail in such claims, the existence of the suit could cause our customers to seek other products that are not subject to such claims. Any claim of infringement, misappropriation or other violation could result in significant legal costs and damages and the diversion of significant management time, and impede our ability to produce key products, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to extend or renegotiate our collective bargaining agreements with our works councils and labor unions as they expire from time to time, if disputes with our works councils or unions arise or if our unionized or represented employees were to engage in a strike or other work stoppage, our business and operating results could be materially adversely affected
As of December 31, 2018, approximately 43% of our employees were unionized or represented by works councils that were covered by collective bargaining agreements. In addition, some of our employees reside in countries in which employment laws provide greater bargaining or other employee rights than the laws of the United States. These rights may require us to expend more time and money altering or amending employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by works councils, which generally must approve changes in conditions of employment, including restructuring programs and changes in salaries and benefits. A significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business or to achieve planned cost savings.
We may be unable to timely extend or renegotiate our collective bargaining agreements as they expire. We also may be subject to strikes or work stoppages by, or disputes with, our labor unions in connection with these collective bargaining agreements or otherwise. In November 2016, approximately 600 workers at our Waterford, New York facility went on strike in response to not reaching agreement on the terms for a new contract after the existing agreement expired in June 2016. In November 2016, the union at our Willoughby, Ohio facility representing approximately 50 employees also went on strike for two weeks in response to not reaching agreement on the terms for a new contract. The new contract involving the Local 81359 and Local 81380 unions in our Waterford, New York site and Local 84707 union in our Willoughby, Ohio site was ratified by union membership in February 2017 and is effective until June 2019.
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
We sponsor various pension and similar benefit plans worldwide. As of December 31, 2018, our U.S. and non-U.S. defined benefit pension plans were under-funded in the aggregate by $101 and $205, respectively. We are legally required to make contributions to our pension plans in the future, and those contributions could be material.
Our future funding obligations for our employee benefit plans depend upon the levels of benefits provided for by the plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, the impact of potential business dispositions, actuarial data and experience and any changes in government laws and regulations. In addition, certain of our funded employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline, our pension expense and funding requirements would increase and, as a result, could have a material adverse effect on our business.
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
For example, our manufacturing facility in Leverkusen, Germany was impacted by the effects of a fire on November 12, 2016. We produce a variety of finished silicone products at this plant, including highly specialized silicone products.
Also, our manufacturing facility in Ohta, Japan and the manufacturing facilities of certain of our suppliers were impacted by the effects of the earthquake and tsunami in Japan on March 11, 2011 and related events. Our Ohta facility is one of two facilities globally where we internally produce siloxane, a key intermediate required in our manufacturing process of silicones. We also produce a variety of finished silicone products at this plant, including highly specialized silicone products. We were able to shift only certain amounts of production to our other facilities throughout the world over the short term. Our Ohta plant, which is approximately 230 kilometers away from the nuclear power plant at Fukushima, Japan that incurred significant damage as a result of the earthquake, was our closest facility to the area affected by the earthquake and tsunami. We also have manufacturing and research facilities in Kozuki and Kobe, Japan that produce ceramic products, and administration offices in Tokyo, Nagoya and Fukuoka, Japan, none of which were significantly impacted by the earthquake. In addition, our manufacturing facilities, primarily those located in the Asia Pacific region, purchase certain raw materials from suppliers throughout Japan. Normal plant operations at our Ohta facility were restored in early May 2011, but uncertainty in Japan continued primarily with respect to the country’s energy infrastructure. To the extent further events or actions in Japan occur that impact its energy supply, including, but not limited to: rolling blackouts, restrictions on power usage, radiation exposure from nuclear power plants or the imposition of evacuation zones around such plants, it could materially and adversely affect our operations, operating results and financial condition.

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
The expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits, or we may incur unanticipated liabilities, from acquisitions or joint ventures. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations.
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
In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information or failure to comply with applicable laws, directives, or regulations could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, which could adversely affect our business, financial condition and results of operations.

In March 2019, we experienced a network security incident that prevented access to certain information technology systems and data within our network. We took immediate action to contain the incident and have implemented our business continuity plan. We are working closely with external cybersecurity experts to restore our affected information technology systems.  Since the time of the incident, our manufacturing processes, which rely on separate networks, have continued to operate safely, largely without interruption, and in compliance with all environmental regulations. The security incident primarily impacted our laptop access, email, as well as our corporate computing functions which included: order entry, shipping and receiving, vendor payments, production scheduling, and other systems which are now being processed manually, thereby ensuring business continuity, although resulting in delays in sales execution. We have also taken additional precautionary measures to ensure the continued safe operations of our sites. We have found no evidence that any customer, supplier or employee information was accessed or exfiltrated during this incident, or that any customer or supplier systems or data outside our network have been impacted.  While the financial impacts are not fully known at this time, we are assessing the financial impact of the incident including in relation to responsive insurance coverages that may be available, and we expect that orders in the month will be impacted as we manage through production scheduling and shipping causing delays in order fulfillment. Any delays in order fulfillment or other impacts from this incident may result in an adverse effect on our business, financial condition and results of operations.

Limitations on our use of certain product-identifying information, including the GE name and monogram, could adversely affect our business and profitability.
Prior to December 2006, substantially all of our products and services were marketed using the GE brand name and monogram, and we believe the association with GE provided our products and services with preferred status among our customers and employees due to GE’s globally recognized brands and perceived high quality. We and GE Monogram Licensing International (“GE Monogram”) are parties to a trademark license agreement, which was entered into in December 2006 and amended in May 2013, that grants us a limited right to, among other things, use the GE mark and monogram solely in connection with our sealant, adhesive and certain other products, subject to certain conditions. These rights extend through December 3, 2028. We also have the right to use numerous specific product trademarks that contain the letters “GE” for the life of the respective products subject to the terms of the license. While we continue to use the GE mark and monogram on these products and continue to use these product specifications, we are not able to use the GE mark and monogram on other products, use GE as part of our name or advertise ourselves as a GE company. While we have not yet experienced any significant loss of business as a result of our limited use of the GE mark and monogram, our business could be disadvantaged in the future by the loss of association with the GE name on our sealant, adhesive and certain other products.

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
We have substantial consolidated indebtedness. As of December 31, 2018, we had $1,253 of consolidated outstanding indebtedness. Our projected annualized cash interest expense is approximately $55 based on our consolidated indebtedness and letters of credit outstanding and interest rates at December 31, 2018 without giving effect to any subsequent borrowings under our ABL Facility, substantially all of which represents cash interest expense on fixed-rate obligations.
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
Availability under the ABL Facility is subject to a borrowing base based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment. As of December 31, 2018, the borrowing base (including various reserves) was determined to be approximately $248, and we had approximately $52 of drawn letters of credit and no revolver borrowings under the ABL Facility. The borrowing base (including various reserves) is updated on a monthly basis, so the actual borrowing base could be lower in the future. To the extent the borrowing base is lower than we expect, that could significantly impair our liquidity.

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
A breach of our fixed charge coverage ratio, if in effect, would, if not waived, result in an event of default under our ABL Facility. Pursuant to the terms of the credit agreement governing the ABL Facility, our direct parent company will have the right, but not the obligation, to cure such default through the purchase of additional equity in up to three of any four consecutive quarters. If a breach of a fixed charge coverage ratio covenant is not cured or waived, or if any other event of default under the ABL Facility occurs, the lenders under such credit facility:

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
S&P Global Ratings (“S&P”) and Moody’s Investors Service (“Moody’s”) maintain credit ratings on us and certain of our debt. Our ratings were upgraded by Moody’s in February 2018. The ratings assigned by both ratings agencies to our debt are currently below investment grade. Any decision by these ratings agencies to downgrade such ratings or put them on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.
Risks Related to Our Common Stock
There is a limited public market for our common stock
There are substantial risks in investing in our common stock given the general illiquid nature of such securities. There is a limited public trading market for our securities. In March 2016, our common stock was approved to trade on the OTCQX market and on January 1, 2019, our common stock began trading on the OTCQB Market. Holders of our securities may nevertheless find it difficult or impossible to find a qualified purchaser for such securities at any price. Because of this, the quoted prices of our stock on the OTCQB may not reflect exactly the value of our common stock.

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

Additional sales of a substantial number of our shares of common stock, or the perception that such sales may occur, could have a material adverse effect on the price of our common stock and could materially impair our ability to raise capital through the sale of additional shares. As of March 15, 2019, we had 48,199,532 shares of common stock issued and outstanding. Substantially all of these shares have either been registered by Momentive’s registration statement on Form S-1 (Registration No. 333-201338) filed December 31, 2014 (“Form S-1”), which became effective on July 2, 2015, or otherwise are freely tradable. The selling stockholders covered by the Form S-1 beneficially own a significant amount of our common stock. The sale of all or a portion of the shares by the selling stockholders or our other stockholders, or the perception that these sales may occur, could cause the price of our common stock to decrease significantly.

Pursuant to the Company’s Registration Rights Agreement, the selling stockholders have certain demand and piggyback rights that may require us to file additional registration statements registering their common stock or to include sales of such common stock in registration statements that we may file for ourselves or other stockholders. Any shares of common stock sold under these registration statements will be freely tradable. In the event such registration rights are exercised and a large number of shares of common stock is sold, such sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with this registration and any such registrations, except that the selling stockholders may be responsible for their pro rata shares of underwriters’ discounts and commissions, stock transfer taxes and certain legal expenses.

As a holding company, our only material assets will be our equity interests in our operating subsidiaries, and our principal source of revenue and cash flow will be distributions from such subsidiaries, which may be limited by law and/or contract in making such distributions.

As a holding company, our principal source of revenue and cash flow is distributions from our subsidiaries. Therefore, our ability to carry out our business plan, to fund and conduct our business, service our debt and pay dividends (if any) in the future will depend on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they may be wholly owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to distribute cash to us may also be subject to, among other things, future restrictions that are contained in our subsidiaries’ agreements (as entered into from time to time), availability of sufficient funds in such subsidiaries and applicable laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to fund and conduct our business, service our debt and pay dividends (if any).
Apollo is our largest stockholder and has significant influence over us, and its interests may conflict with or differ from your interests as a stockholder.
As of December 31, 2018, Apollo beneficially owned approximately 39.6% of our common stock. In connection with our emergence from the Chapter 11 proceedings, Apollo designated four of our eleven directors. As a result of that representation, Apollo has the ability to exert significant influence over us. The interests of Apollo could conflict with or differ from the interests of our other stockholders. For example, the concentration of ownership held by Apollo could delay, defer, cause or prevent a change of control of us or impede a merger, takeover or other business combination that other stockholders may otherwise view favorably. Apollo is in the business of making or advising on investments in companies and holds, and may from time to time in the future acquire, interests in or provide advice to businesses that may directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Apollo may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) provides that we expressly renounce any interest or expectancy in any business opportunity, transaction or other matter in which Apollo, The Ad Hoc Group (as defined in the Certificate of Incorporation) or any of their respective affiliates (with respect to Apollo) participates or desires or seeks to participate in, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so.
Provisions in our organizational documents may delay or prevent our acquisition by a third party.
Our Certificate of Incorporation and our Amended and Restated By-laws (“By-laws”), contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our Board of Directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock. These provisions include, among others:

•	provisions relating to the appointment of directors for a period of time following the emergence from Chapter 11;

•	provisions requiring stockholders to hold at least 33% of our outstanding common stock in the aggregate to request special meetings;

•	provisions that provide that the doctrine of “corporate opportunity” will not apply with respect to Apollo, the Ad Hoc Group, and their respective affiliates with respect to the Company; and

•	provisions that require a non-interim Chief Executive Officer to review any business combination transaction.

In the event that the Merger is not consummated, these provisions of our Certificate of Incorporation and Bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for our common stock in the future, which could reduce the market price of our common stock.
Our designation of the Delaware Court of Chancery as the exclusive forum for certain types of stockholder legal proceedings could limit our stockholders’ ability to obtain a more favorable forum.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our Certificate of Incorporation or our By-laws or (iv) any action asserting a claim governed by the internal affairs doctrine or as to which the DGCL otherwise confers jurisdiction upon the Court of Chancery. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Certificate of Incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES
Our headquarters is located in Waterford, New York. Our major manufacturing facilities are primarily located in North America, Europe and Asia. We also have 5 standalone technology research centers spread globally.
We believe our production and manufacturing facilities are well maintained and effectively utilized and are adequate to operate our business. Following are our production and manufacturing facilities, executive offices and technology research centers:

Location	Real Property Interest	Business in Which Property is Used
Americas:
Waterford, NY (2)	Owned	Performance Additives, Formulated and Basic Silicones
Tarrytown, NY (1)	Leased	Performance Additives
Sistersville, WV (2)	Owned	Performance Additives
Chino, CA	Leased	Formulated and Basic Silicones
Garrett, IN	Leased	Formulated and Basic Silicones
New Smyrna Beach, FL	Owned	Formulated and Basic Silicones
Charlotte, NC (1)	Leased	Performance Additives
Itatiba, Brazil	Owned	Performance Additives
Texas City, TX	Owned	Performance Additives
Strongsville, OH (2)	Owned	Quartz Technologies
Willoughby, OH	Owned	Quartz Technologies
Richmond Heights, OH (2)	Owned	Quartz Technologies
Newark, OH	Owned	Quartz Technologies
Europe:
Leverkusen, Germany (2)	Leased	Performance Additives, Formulated and Basic Silicones
Bergen op Zoom, Netherlands	Leased	Formulated and Basic Silicones
Lostock, United Kingdom	Leased	Formulated and Basic Silicones
Termoli, Italy	Owned	Performance Additives
Antwerp, Belgium	Leased	Performance Additives
Geesthacht, Germany	Owned	Quartz Technologies
Asia Pacific:
Nantong, China	Leased	Performance Additives, Formulated and Basic Silicones
Ohta, Japan (2)	Owned	Performance Additives, Formulated and Basic Silicones
Rayong, Thailand	Leased	Formulated and Basic Silicones
Bangalore, India (1)	Leased	Performance Additives, Formulated and Basic Silicones
Chennai, India	Owned	Performance Additives

Location	Real Property Interest	Business in Which Property is Used
Shanghai, China (1)	Leased	Performance Additives, Formulated and Basic Silicones, Quartz Technologies
Seoul, Korea (3)	Leased	Performance Additives, Formulated and Basic Silicones
Kobe, Japan (2)	Leased	Quartz Technologies
Kozuki, Japan	Owned	Quartz Technologies
Wuxi, China	Leased	Quartz Technologies

(1)	Technology research center.

(2)	Manufacturing facility and technology research center.

(3)	Sales and technology research center.

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

Make-whole. The Appellants jointly appealed to the U.S. District Court for the Southern District of New York (the “District Court”) seeking reversal of the Bankruptcy Court of the Southern District of New York’s (the “Bankruptcy Court”) determinations that Momentive Performance Materials Holdings Inc. and certain of its domestic subsidiaries (the “Debtors”) were not required to compensate holders of the our previously issued 8.875% First-Priority Senior Secured Notes due 2020 (the “Old First Lien Notes”) and our previously issued 10% Senior Secured Notes due 2020 (the “Old Secured Notes”) for any prepayment premiums (the “Make-Whole Determination”).

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

Environmental Matters
We and our operations are subject to extensive environmental, health and safety regulation at the federal, state, local and international level and our production facilities require operating permits that are subject to renewal or modification. Our operations also involve the use, handling, processing, storage, transportation and disposal of hazardous materials, and we may be exposed to the risk of claims for environmental remediation or restoration.
We have adopted and implemented environmental health and safety policies, which include systems and procedures governing emissions to air, water and other media, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. In order to comply with environmental, health and safety laws and regulations, including obtaining and maintaining permits, we have incurred and will continue to incur costs, including capital expenditures for projects related to environmental, health and safety improvements. In addition, pursuant to applicable hazardous waste regulations, we are required to provide financial assurances for contingent future costs associated with certain hazardous waste management and remedial activities. Pursuant to financial assurance requirements set forth in state hazardous waste permit regulations applicable to our manufacturing facilities in Waterford, New York and Sistersville, West Virginia, we have provided letters of credit in the following amounts: approximately $42 for closure and post-closure care and accidental occurrences at the Waterford and the Sistersville facilities. A renewal of our Waterford facility’s hazardous waste permit was issued by the NYSDEC, which required us to provide approximately $27 in financial assurances for our Waterford facility. The renewal permit also allows for a re-evaluation of the financial assurance amount after three years. One or more of our facilities may also in the future be subject to additional financial assurance requirements imposed by governmental authorities, including the USEPA. In this regard, in January 2017, the USEPA identified chemical manufacturing, among others, as an industry for which it plans to develop, as necessary, proposed regulations identifying appropriate financial assurance requirements pursuant to §108(b) of CERCLA.

We are currently conducting investigations and/or cleanup of known or potential contamination at several of our facilities. In connection with our creation on December 3, 2006, through the acquisition of certain assets, liabilities and subsidiaries of GE that comprised GE Advanced Materials, an operating unit within the Industrial Segment of GE, by Momentive Performance Materials Holdings Inc. (the parent company of MPM prior to its emergence from Chapter 11 bankruptcy) and its subsidiaries (the “GE Advanced Materials Acquisition”), GE has agreed to indemnify us for liabilities associated with contamination at former properties and with third-party waste disposal sites. GE has also agreed that if we suffer any losses that are the subject of an indemnification obligation under a third party contract with respect to which GE is an indemnitee, GE will pursue such indemnification on our behalf and provide us with any benefits received.
While we do not anticipate material costs in excess of current reserves and/or available indemnification relating to known or potential environmental contamination, the discovery of additional contamination or the imposition of more stringent cleanup requirements, could require us to make significant expenditures in excess of such reserves and/or indemnification.
We have been named as a defendant in multi-defendant lawsuits based on our alleged involvement in the supply of allegedly hazardous materials. The plaintiffs sought damages for alleged personal injury resulting from exposure to various chemicals. These claims have not resulted in material judgments or settlements historically and we do not anticipate that these types of claims present any material risk to our business in the future. In addition, we have been indemnified by GE for any liability arising from any such claims existing prior to the consummation of the GE Advanced Materials Acquisition. However, we cannot predict with certainty the outcome of any such claims or the involvement we might have in such matters in the future.
We are currently cooperating with the NYSDEC in its investigation of the Waterford, New York facility’s compliance with certain applicable environmental requirements as identified in an administrative complaint filed by the NYSDEC in May 2017. Although we currently believe that the costs and potential penalties associated with the investigation will not have a material adverse impact on our business, resolution of such enforcement action will likely require payment of a monetary penalty and/or the imposition of other civil sanctions.

ITEM 4. MINE SAFETY DISCLOSURES
This item is not applicable to the registrant.

PART II
(dollars in millions, except per share data, or as otherwise noted)
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On March 4, 2016, Momentive’s common stock began trading on the OTCQX market, operated by OTC Markets Group Inc., and since January 1, 2019 has been trading on the OTCQB, also operated by OTC Markets Group Inc., under the symbol “MPMQ.” Any over-the-counter quotations reflect inter-dealer prices, without retail work-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 15, 2019, there were 23 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers and other financial institutions. Because such shares of common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have. MPM’s direct parent, MPM Intermediate Holdings Inc., is MPM’s sole stockholder.

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
The consolidated statement of operations data for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, successor period from October 25, 2014 through December 31, 2014, and the predecessor period from January 1, 2014 through October 24, 2014 and the consolidated balance sheet data as of December 31, 2018, 2017, 2016, 2015, and 2014 have been derived from our audited consolidated financial statements.

You should read the following selected historical financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	MPM HOLDINGS INC.
	Successor					Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
(In millions, except per share data)
Statement of Operations Data:
Net sales	$2,705	$2,331	$2,233	$2,289	$465	$2,011
Cost of sales	2,078	1,831	1,845	1,894	402
Gross profit	627	500	388	395	63
Cost of sales, excluding depreciation and amortization						1,439
Selling, general and administrative expense	333	340	313	295	63	427
Depreciation and amortization expense						147
Research and development expense	69	64	64	65	13	63
Restructuring and discrete costs	14	6	42	32	5	20
Other operating loss (income), net	5	10	16	2	(1)	—
Operating income (loss)	206	80	(47)	1	(17)	(85)
Interest expense, net	81	80	76	79	15	162
Non-operating expense (income), net	3	(16)	30	(7)	25	7
Gain on extinguishment and exchange of debt	—	—	(9)	(7)	—	—
Reorganization items, net	11	1	2	8	3	(1,972)
(Loss) income before income tax and earnings from unconsolidated entities	111	15	(146)	(72)	(60)	1,718
Income tax expense	44	15	18	13	—	36
(Loss) income before earnings from unconsolidated entities	67	—	(164)	(85)	(60)	1,682
Earnings from unconsolidated entities, net of taxes	2	—	1	2	—	3
Net (loss) income	$69	$—	(163)	(83)	(60)	1,685
(Loss) earnings per share, basic and diluted	$1.43	$—	$(3.39)	$(1.73)	$(1.25)	$16,850,000
Dividends declared per common share	$—	$—	$—	$—	$—	$—
Cash Flow provided by (used in):
Operating activities	$235	$113	$142	$128	$(3)	$(207)
Investing activities	(141)	(171)	(117)	(116)	(17)	(18)
Financing activities	(4)	(1)	(16)	(10)	(1)	390
Balance Sheet Data (at end of period):
Cash and cash equivalents	$260	$174	$228	$221	$228
Working capital (1)	498	482	432	450	611
Total assets	2,830	2,717	2,606	2,663	2,884
Total long term debt	1,217	1,192	1,167	1,169	1,163
Total net debt (2)	993	1,054	975	984	973
Total liabilities	2,234	2,173	2,124	2,037	2,115
Total equity (deficit)	596	544	482	626	769

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Successor					Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014
(In millions, except per share data)
Statement of Operations Data:
Net sales	$2,705	$2,331	$2,233	$2,289	$465	$2,011
Cost of sales	2,078	1,831	1,845	1,894	402
Gross profit	627	500	388	395	63
Cost of sales, excluding depreciation and amortization						1,439
Selling, general and administrative expense	331	339	311	294	63	427
Depreciation and amortization expense						147
Research and development expense	69	64	64	65	13	63
Restructuring and discrete costs	14	6	42	32	5	20
Other operating loss (income), net	5	10	16	2	(1)	—
Operating income (loss)	208	81	(45)	2	(17)	(85)
Interest expense, net	81	80	76	79	15	162
Non-operating expense (income), net	3	(16)	30	(7)	25	7
Gain on extinguishment and exchange of debt	—	—	(9)	(7)	—	—
Reorganization items, net	11	1	2	8	3	(1,972)
(Loss) income before income tax and earnings from unconsolidated entities	113	16	(144)	(71)	(60)	1,718
Income tax expense	44	15	18	13	—	36
(Loss) income before earnings from unconsolidated entities	69	1	(162)	(84)	(60)	1,682
Earnings from unconsolidated entities, net of taxes	2	—	1	2	—	3
Net (loss) income	$71	$1	$(161)	$(82)	(60)	1,685
Dividends declared per common share	$—	$—	$—	$—	$—	$—
Cash Flow provided by (used in):
Operating activities	$239	$115	$144	$129	$(3)	$(207)
Investing activities	(143)	(172)	(118)	(116)	(17)	(18)
Financing activities	(6)	(2)	(17)	(11)	(1)	390
Balance Sheet Data (at end of period):
Cash and cash equivalents	$260	$174	$228	$221	$228
Working capital (1)	498	482	432	450	611
Total assets	2,830	2,717	2,606	2,663	2,884
Total long term debt	1,217	1,192	1,167	1,169	1,163
Total net debt (2)	993	1,054	975	984	973
Total liabilities	2,234	2,172	2,122	2,037	2,115
Total equity (deficit)	596	545	484	626	769

(1)	Working capital is defined as accounts receivable plus inventories less accounts payable.

(2)	Net debt is defined as long-term debt plus debt payable within one year less cash and cash equivalents including unamortized debt discounts. A summary of the components of our net debt is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from October 25, 2014 through December 31, 2014	Period from January 1, 2014 through October 24, 2014

Long-term debt (including unamortized debt discounts)	$1,217	$1,192	$1,167	$1,169	$1,163
Debt payable within one year	36	36	36	36	38
Cash and cash equivalents	(260)	(174)	(228)	(221)	(228)
Net debt	993	1,054	975	984	973

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)

You should read the following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 and with the audited consolidated financial statements and related notes included elsewhere herein. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking and Cautionary Statements.”
Overview and Outlook

MPM Holdings Inc. (“Momentive”) and Momentive Performance Materials Inc. (“MPM”), both Delaware corporations, together with their subsidiaries (collectively referred to herein as “we,” “us,” “our,” or the “Company”), are one of the world’s largest producers of silicones and silicone derivatives and a global leader in the development and manufacture of products derived from quartz and specialty ceramics. Silicones are a multi-functional family of materials used in a wide variety of products and serve as a critical ingredient in many construction, automotive, industrial, healthcare, personal care, electronic, consumer and agricultural uses. Silicones are generally used as an additive to or formulated product in a wide variety of, end products in order to provide or enhance certain of their attributes, such as resistance (temperature, ultraviolet light, and chemical), lubrication, adhesion or viscosity. Some of the most well-known end-use product applications include bath and shower caulk, pressure-sensitive adhesive labels, foam products, cosmetics, and tires. Due to their versatility and high-performance characteristics, silicones are increasingly being used as a substitute for other materials. Our Quartz Technologies segment manufactures quartz and specialty ceramics for use in a number of high-technology industries, which typically require products made to precise specifications. The cost of our products typically represents a small percentage of the overall cost of our customers’ products.
We serve more than 4,000 customers between our Performance Additives, Formulated and Basic Silicones, and Quartz Technologies businesses in over 100 countries. Our customers include leading companies in their respective industries.
Reportable Segments
In the third quarter of 2017, we reorganized our segment structure and bifurcated our Silicones segment into Performance Additives and Formulated and Basic Silicones to better reflect our specialty chemical portfolio and related performance. This reorganization included a change in our reportable segments from two to four segments. Our operations were previously organized in two segments: Silicones and Quartz. Our reorganized segments are based on the products that we offer and the markets that we serve. At December 31, 2018, we had four reportable segments: Performance Additives, Formulated and Basic Silicones, Quartz Technologies, and Corporate.
Our Performance Additives segment is one of the leading manufacturers of specialty silanes, silicone fluids, and urethane additives. Our liquid additives are key ingredients in our customers’ products and are used to improve or enable the performance characteristics and processability of a variety of products across different end-markets including automotive, personal care, agriculture, consumer and construction. Our silicone fluids, silanes, and urethane additives Performance Additives product lines are developed using a range of raw material inputs and generally use more limited siloxane than Formulated and Basic Silicone products.
Our Formulated and Basic Silicones segment produces electronic materials, coatings, elastomers, sealants, and basic silicone fluids focused on automotive, consumer goods, construction, electronics and healthcare end-markets. Our products enable key design features, such as extended product life, wear resistance, biocompatibility and weight reduction. Our electronic materials, coatings and sealants product lines are generally applied to our customers’ products, in the form of a high-tech coating or adhesive, while our elastomers product lines are fashioned into parts by extruding or molding them in items such as gaskets or tubing. Formulated silicones product offerings are typically used to seal, protect or adhere, and often perform multiple functions at once.
Our Quartz Technologies segment is a global leader in the development and manufacturing of fused quartz and non-oxide based ceramic powders and shapes. Fused quartz products are manufactured from quartz sand and are used in processes requiring extreme temperature and high purity. Momentive’s high-purity fused quartz materials are used for a diverse range of applications in which optical clarity, design flexibility and durability in extreme environments are critical, such as semiconductor, lighting, healthcare and aerospace. Our product line includes tubing, rods and other solid shapes, as well as fused quartz crucibles for growing single crystal silicon. Our Quartz Technologies segment’s products are the material solution for silicon chip semiconductor manufacturing.
Our organizational structure continues to evolve. We are also continuing to refine our business and operating structure to better align our services to our customers and improve our cost position, while continuing to invest in global growth opportunities.
2018 Overview

•
Net Sales—Net sales in 2018 were $2,705, an increase of 16% compared with $2,331 in 2017. The increase was driven by improved market dynamics in our basics end markets and volume gains across nearly all of Momentive’s segments, which reflected the benefits of our strategic growth investments and increased demand in the agriculture, personal care, electronic, and industrial end markets.

•
Net Income (Loss)—Net income in 2018 was $69 and $71 for Momentive and MPM, respectively, an increase of $69 and $70, respectively, compared to net income of $0 and $1, respectively in 2017. This was primarily due to volume, mix and price increases across our product portfolio.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

•
Segment EBITDA—Segment EBITDA in 2018 was $400 and $401 for Momentive and MPM, respectively, an increase of $107 and $107, respectively, compared to $293 and $294, respectively in 2017. The increase in Segment EBITDA was driven by improved market dynamics in our basics end markets, continued growth in our specialty businesses, and the benefits of prior strategic investments in our specialty capabilities.

2019 Outlook
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
As we look into 2019, we expect industry fundamentals to improve, and growth as a result of the capital investments we have made in our specialty product portfolio over the last several years. Despite the slowdown in China, increased macroeconomic volatility, and duty and related impacts of the US and China trade war we believe we are well positioned for continued earnings growth and margin improvement. Specifically, our NXT expansion has been completed and is expected to double our capacity in our fastest growing product line enabling state-of-the-art manufacturing capabilities on two continents. We expect that this will drive growth moving forward, allowing us to strengthen our leadership position in automotive tire applications and enable additional new product offerings. In 2018, we implemented price increases across our entire silicones product portfolio which are expected to benefit us and offset inflation we are experiencing for certain raw materials. We are also well positioned to leverage our leadership positions, optimize our portfolio, and invest in and drive new growth programs. Additionally, we expect 2019 sales to continue to reflect a mix improvement as we reduce exposure to under-performing siloxane derivative products and grow our higher margin specialty products.
We are continuing to leverage our research and development capabilities and invest in high-growth product lines and geographical regions, positioning the Company for long-term success. We are also focused on gaining productivity efficiencies and improving margins through investments in improved operational reliability. We continue to evaluate additional actions, as well as productivity measures, that could support further cost savings. Such actions could include additional restructuring and incremental exit and disposal costs.
In March 2018, we announced a restructuring program totaling $15 in estimated annual run rate cost reductions with approximately $8 realized in 2018. The most recent program primarily targets selling, general, and administrative cost reductions.
In October 2018, we exercised a contractual right acquiring an additional ownership interest for approximately $30 in Zhejiang Xinan Momentive Performance Materials Co., Ltd, a joint venture in China which manufactures siloxane, one of our key intermediate materials. As a result, our ownership interest in this joint venture was increased to 49% from 25%.

We remain focused on driving free cash flow, defined as cash flows from operating activities less capital expenditures, and optimizing net working capital, as described in the Liquidity and Capital Resources section below, in fiscal year 2019.
On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The U.K Prime Minister triggered this process on March 29, 2017, meaning the U.K, was scheduled to leave originally on March 29, 2019. As a result of the referendum, it was expected that the British government will be negotiating the terms of the U.K.’s future relationship with the E.U. It is unknown what those terms will be as two earlier motions to establish these terms were not successful in the U.K. House of Parliament, causing U.K to seek an extension to exit from the E.U. which was granted by the E.U. on March 21, 2019 to happen on May 22, 2019, provided the third motion to establish the terms of exit from the E.U, is successful, otherwise the exit to occur on April 12, 2019. It is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. Currently, the Company does not expect that Brexit will have a material impact on its business.

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
Raw Materials
In 2018, we purchased approximately $1.1 billion of raw materials. The largest raw material used in our business is silicon metal. The cost of silicon metal comprised approximately 12% of our total raw material costs in 2018. In 2018, inflation was felt across the entire chemical industry in raw materials, logistics and finished goods. However, to limit and minimize exposure to inflation, we contracted directly or indirectly for much of our key raw material purchases.
Naturally occurring quartz sand is the key raw material for many of the products manufactured by our Quartz Technologies business, which is currently available from a limited number of suppliers. While we also use quartz sand from several global sand suppliers, one of our suppliers, a major producer of natural quartz sand, controls a significant portion of the market for this sand. In December 2017, we entered into a purchase agreement with this supplier, which expires on December 31, 2021.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Results of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS

	MPM HOLDINGS INC.
	Year Ended December 31,
(In millions)	2018	2017	2016
Net sales	$2,705	$2,331	$2,233
Cost of sales	2,078	1,831	1,845
Gross profit	627	500	388
Selling, general and administrative expense	333	340	313
Research and development expense	69	64	64
Restructuring and discrete costs	14	6	42
Other operating loss (income), net	5	10	16
Operating income (loss)	206	80	(47)
Operating (loss) income as a percentage of net sales	8%	3%	(2)%
Interest expense, net	81	80	76
Non-operating expense, net	3	(16)	30
Gain on extinguishment of debt	—	—	(9)
Reorganization items, net	11	1	2
Total non-operating expense	95	65	99
(Loss) income before income taxes and earnings from unconsolidated entities	111	15	(146)
Income tax expense	44	15	18
(Loss) income before earnings from unconsolidated entities	67	—	(164)
Earnings from unconsolidated entities, net of taxes	2	—	1
Net (loss) income	$69	$—	$(163)
Other comprehensive income (loss)	$(22)	$58	$16

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
(In millions)	2018	2017	2016
Net sales	$2,705	$2,331	$2,233
Cost of sales	2,078	1,831	1,845
Gross profit	627	500	388
Selling, general and administrative expense	331	339	311
Research and development expense	69	64	64
Restructuring and discrete costs	14	6	42
Other operating loss (income), net	5	10	16
Operating income (loss)	208	81	(45)
Operating (loss) income as a percentage of net sales	8%	3%	(2)%
Interest expense, net	81	80	76
Non-operating expense, net	3	(16)	30
Gain on extinguishment of debt	—	—	(9)
Reorganization items, net	11	1	2
Total non-operating expense (income)	95	65	99
(Loss) income before income taxes and earnings from unconsolidated entities	113	16	(144)
Income tax expense	44	15	18
(Loss) income before earnings from unconsolidated entities	69	1	(162)
Earnings from unconsolidated entities, net of taxes	2	—	1
Net (loss) income	$71	$1	$(161)
Other comprehensive income (loss)	$(22)	$58	$16
Net Sales
In 2018, net sales increased by $374, or 16%, compared to 2017. This increase was primarily due to a volume increase of approximately $156 due to improved market dynamics in our basics end-markets and increased demand in almost all our end markets namely automotive, agriculture, construction, consumer, personal care, electronics, energy, health and personal care, and industrial end markets, and a favorable price/mix shift of approximately $183, driven by our continuous intentional shift towards higher-margin products as well as pricing initiatives announced in the fourth quarter of 2017. Favorable foreign exchange rate fluctuations of $35 also contributed to the increase in net sales.
In 2017, net sales increased by $98, or 4%, compared to 2016. This increase was primarily driven by our intentional shift toward higher-margin products due to increased demand in automotive, electronics, and consumer end markets versus less profitable commodity products, resulting in a volume increase of approximately $46, favorable price/mix shift of $46, and exchange rate fluctuations of approximately $6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Operating Income (Loss)
2018 vs 2017 Operating Results
In 2018, operating income increased by $126 and $127 for Momentive and MPM, respectively, from operating income of $80 and $81, respectively, to an operating income of $206 and $208, respectively. Cost of sales increased by $247 compared to 2017, primarily due to our sales increase and its related impacts, along with $110 due to the impact of raw material inflation and $16 related to unfavorable foreign exchange rate fluctuations. These increases were offset by a decrease of $14 in net processing costs.
Selling, general and administrative expense decreased by $7 and $8 for Momentive and MPM, respectively, compared to 2017, primarily due to our announced global restructuring program, timing of services and favorable exchange rate fluctuations of $2. Research and development expense increased by $5 for both Momentive and MPM compared to 2017 primarily related to the timing of new projects.
A summary of the components of depreciation and amortization expense on our consolidated statements of operations for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Cost of sales	$112	$110
Selling, general and administrative expense	47	44
Total depreciation and amortization expense	$159	$154
Restructuring and discrete costs for 2018 increased by $8 compared to 2017, mainly due to the severance-related costs pursuant to our global restructuring program announced in March 2018 and lower gains relating to insurance reimbursements.
Other operating loss decreased by $5, mainly due to business-related subsidies, lower scrapping of long-lived assets, and foreign currency translation gains.
2017 vs 2016 Operating Results
In 2017, operating income increased by $127 and $126 for Momentive and MPM, respectively, from an operating loss of $47 and $45 respectively, to an operating income of $80 and $81, respectively. Cost of sales decreased by $14 compared to 2016, primarily due to lower accelerated depreciation of $29, favorable exchange rate fluctuations of $17 and raw material deflation of $5, partially offset by the related impacts of increased sales and higher net processing costs.
Selling, general and administrative expense increased by $27 and $28 for Momentive and MPM, respectively, compared to 2016 primarily due to increase in the number of employees to sustain growth, impact of a merit increase implemented in 2016 and unfavorable exchange rate fluctuations of $5. Research and development expense for 2017 was flat compared to 2016.
A summary of the components of depreciation and amortization expense on our consolidated statements of operations for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016
Cost of sales	$110	$137
Selling, general and administrative expense	44	48
Total depreciation and amortization expense	$154	$185
Restructuring and discrete costs for 2017 decreased by $36 compared to 2016 mainly due to the gain related to an insurance reimbursement of $24 related to fire damage at our Leverkusen, Germany facility and $13 for one-time costs in 2016 triggered by the siloxane capacity transformation programs not recurring in 2017.
Other operating loss decreased by $6, primarily due to a decrease of $8 in impairments and disposals of certain assets and equipment and a settlement gain of $2 related to the resolution of a take or pay arrangement and certain sales and use tax refunds offset by $4 due to the impacts of foreign currency translation losses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Total Non-Operating Expense (Gain)
In 2018, total non-operating expense increased by $30, from an expense of $65 to an expense of $95, compared to 2017. The increase was primarily due to $11 in unfavorable re-measurement of our pension liabilities and $10 due to the incremental costs pertaining to professional fees and higher bankruptcy court fees incurred directly as a result of our Chapter 11 bankruptcy filing of 2014 from which we emerged in 2014.
In 2017, total non-operating expense decreased by $34, from an expense of $99 to an expense of $65, compared to 2016. The decrease was primarily due to $38 in favorable re-measurement of our pension liabilities offset by the gain on extinguishment of Second Lien Notes not recurring in 2017.
Income Tax Expense
In 2018, income tax expense increased by $29 compared to 2017. The effective income tax rate was 40% and 39% for Momentive and MPM, respectively, for 2018 compared to 100% and 94% for 2017. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rate was also impacted by the movement in the valuation allowance. The valuation allowance, which relates principally to U.S. and certain non-U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized. Due to fluctuations in pre-tax income or loss between jurisdictions with and without a valuation allowance established, our historical effective tax rates are likely not indicative of our future effective tax rates.

In 2017, income tax expense decreased by $3 compared to 2016. The effective income tax rate was 100% and 94% for Momentive and MPM, respectively, for 2017 compared to (13%) for 2016. The change in the effective tax rate was primarily attributable to the amount and distribution of income and loss among the various jurisdictions in which we operate. The effective tax rate was also impacted by the movement in the valuation allowance. The valuation allowance, which relates principally to U.S. and certain non-U.S. deferred tax assets, was established and maintained based on our assessment that a portion of the deferred tax assets will likely not be realized.

For 2018, profits incurred in foreign jurisdictions with statutory tax rates greater than 21% (primarily Japan, Brazil, and China) comprised the largest portion of the foreign rate differential. For 2017, profits and losses incurred in foreign jurisdictions with statutory tax rates less than 35% (primarily China, Thailand and Japan) comprised the largest portion of the foreign rate differential. For 2016, China, Germany, and Thailand comprised the largest portion of the foreign rate differential.

We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2018 and are expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result, we are asserting permanent reinvestment with respect to certain intercompany arrangements considered indefinite. Since the currency translation impact is considered indefinite, we have not provided deferred taxes on gains of $22, which could result in a tax obligation of $6, based on currency exchange rates as of December 31, 2018. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.
Other Comprehensive (Loss) Income
For the year ended December 31, 2018, foreign currency translation negatively impacted other comprehensive income by $23 for both Momentive and MPM, primarily due to the impact of the strengthening of the U.S. dollar against other currencies.
For the year ended December 31, 2017, foreign currency translation positively impacted other comprehensive income by $45 for both Momentive and MPM, primarily due to the impact of the weakening of the U.S. dollar against other currencies. Also, for the year ended December 31, 2017, pension and postretirement benefit adjustments positively impacted other comprehensive income by $13, primarily due to the recognition of net prior service benefit related to the effect of certain plan provision changes.
For the year ended December 31, 2016, pension and postretirement benefit adjustments positively impacted other comprehensive income by $17, primarily due to the recognition of net prior service credit related to the effect of plan redesign triggered by certain changes to company sponsored post-retiree medical, dental, vision and life insurance benefit plans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Results of Operations by Segment

Following are net sales and Segment EBITDA by reportable segment. Segment EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and certain other income and expenses. Segment EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the Board of Directors to evaluate operating results and allocate capital resources among segments. Segment EBITDA is also a principle profitability measure used to set management and executive incentive compensation goals. EBITDA and Segment EBITDA should not be considered substitutes for net income (loss) or other results reported in accordance with U.S. GAAP. Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

	MPM HOLDINGS INC.
	Year Ended December 31,
	2018	2017	2016
Net Sales(1):
Performance Additives	$973	$900	$849
Formulated and Basic Silicones	1,522	1,229	1,212
Quartz Technologies	210	202	172
Total	$2,705	$2,331	$2,233

Segment EBITDA:
Performance Additives	$193	$188	$187
Formulated and Basic Silicones	200	105	70
Quartz Technologies	45	40	20
Corporate	(38)	(40)	(39)
Total	$400	$293	$238

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
	2018	2017	2016
Net Sales(1):
Performance Additives	$973	$900	$849
Formulated and Basic Silicones	1,522	1,229	1,212
Quartz Technologies	210	202	172
Total	$2,705	$2,331	$2,233

Segment EBITDA:
Performance Additives	$193	$188	$187
Formulated and Basic Silicones	200	105	70
Quartz Technologies	45	40	20
Corporate	(37)	(39)	(37)
Total	$401	$294	$240

(1)Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

2018 vs. 2017 Segment Results
Following is an analysis of the percentage change in sales by segment from 2017 to 2018:

	Volume	Price/Mix	Currency Translation	Total
Performance Additives	4%	3%	1%	8%
Formulated and Basic Silicones	9%	13%	2%	24%
Quartz Technologies	2%	2%	—%	4%
Performance Additives
Net sales in 2018 increased $73, or 8% compared to 2017. This increase was primarily due to an increase in sales volume of $35 related to our automotive, agriculture, and personal care end markets, reflecting our growth initiatives across our entire portfolio, $24 of favorable price/mix shift, and favorable foreign currency exchange fluctuations of $14 due to the weakening of the U.S. dollar against other currencies,
Segment EBITDA in 2018 increased by $5 to $193 compared to 2017. This increase was primarily due to volume growth, favorable price/mix shift and contributions from past strategic capital investments, offset by start up cost related to our NXT expansion in Germany during 2018.
Formulated and Basic Silicones
Net sales in 2018 increased $293 or 24%, compared to 2017. This increase was primarily due to a favorable price/mix shift of approximately $155 driven by intentional shift towards higher-margin products and pricing initiatives announced in the fourth quarter of 2017, a favorable increase in sales volume of $118 reflecting improved market dynamics in our basics end-markets, as well as strong growth within our specialty portfolio driven by increased demand in electronics, construction, consumer, energy, health care and industrial end markets, and favorable foreign currency exchange fluctuations of $20 due to the weakening of the U.S. dollar.
Segment EBITDA in 2018 increased by $95 to $200 compared to 2017. This increase was primarily driven by the same factors impacting net sales as well as strategic capital investments.
Quartz Technologies
Net sales in 2018 increased $8, or 4%, compared to 2017. The increase was primarily due to volume increase of $4 mainly due to improved market conditions in the electronics market and approximately $4 related to a favorable price/mix shift.
Segment EBITDA in 2018 increased by $5 to $45 compared to 2017. This increase was primarily due to the increase in sales volume, improved manufacturing efficiencies, and volume leverage from increased sales.
Corporate
Corporate charges are primarily general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions. Compared to 2017, Corporate charges decreased by $2 for both Momentive and MPM, respectively, to $38 and $37, respectively, mainly due to positive impacts of previously completed global restructuring programs.

2017 vs 2016 Segment Results
Following is an analysis of the percentage change in sales by segment from 2016 to 2017:

	Volume	Price/Mix	Currency Translation	Total
Performance Additives	7%	(1)%	—%	6%
Formulated and Basic Silicones	(4)%	5%	—%	1%
Quartz Technologies	18%	—%	—%	18%

Performance Additives
Net sales in 2017 increased $51, or 6% compared to 2016. This increase was primarily due to a volume increase of $59 related to demand in consumer, automotive, and personal care markets reflecting our growth initiatives across our entire portfolio, and $4 due to the weakening of the U.S. dollar against other currencies, offset by adverse price/mix variance of $12.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Segment EBITDA in 2017 increased by $1 to $188 compared to 2016. The increase was impacted by temporary raw material lead/lag being addressed by pricing actions and the one-time impact of Hurricane Harvey.

Formulated and Basic Silicones
Net sales in 2017 increased $17 or 1%, compared to 2016. This increase was primarily driven by a favorable mix/price shift of $58 towards higher-margin products versus less profitable commodity products and $2 due to the weakening of the U.S. dollar against other currencies, offset by volume decrease of $43 related to our intentional efforts to reduce under-performing siloxane derivative products and focus on our specialties products driven by increased demand in electronic materials, elastomers, sealants, and coatings end markets.
Segment EBITDA in 2017 increased by $35 to $105 compared to 2016. This increase was primarily due to higher sales of higher margin products and improved demand in automotive, consumer products, and electronic markets, improved efficiencies and raw material deflation.

Quartz Technologies
Net sales in 2017 increased $30, or 18%, compared to 2016. The increase was primarily due to an increase in sales volume of $30, mainly driven by improved demand in semiconductor and aerospace end markets.
Segment EBITDA in 2017 increased by $20 to $40 compared to 2016. This increase was primarily due to the sales volume increase, operating leverage, and improved manufacturing efficiencies. Fiscal year 2017 also reflects full benefit of 2016 restructuring programs.

Corporate
Corporate charges are primarily general and administrative expenses that are not allocated to the segments, such as shared service and administrative functions. Compared to 2016, Corporate charges increased by $1 and $2 for Momentive and MPM, respectively, to $40 and $39, respectively, mainly due to increase in employee headcount and related compensation expenses.

Reconciliation of Net Income (Loss) to Segment EBITDA:

	MPM HOLDINGS INC.
	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$69	$—	$(163)
Interest expense, net	81	80	76
Income tax expense	44	15	18
Depreciation and amortization	159	154	185
Gain on extinguishment and exchange of debt	—	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$14	$12	$26
Unrealized losses (gains) on pension and postretirement benefits	6	(5)	33
Restructuring and discrete costs	16	36	70
Reorganization items, net	11	1	2
Segment EBITDA	$400	$293	$238

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$71	$1	$(161)
Interest expense, net	81	80	76
Income tax expense	44	15	18
Depreciation and amortization	159	154	185
Gain on extinguishment and exchange of debt	—	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$13	$12	$26
Unrealized losses (gains) on pension and postretirement benefits	6	(5)	33
Restructuring and discrete costs	16	36	70
Reorganization items, net	11	1	2
Segment EBITDA	$401	$294	$240

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses.
For the years ended December 31, 2018, 2017 and 2016, non-cash charges primarily included asset impairment charges, loss due to scrapping of certain assets, stock based compensation expense, and net foreign exchange transaction gains and losses related to certain intercompany arrangements.
For the years ended December 31, 2018, 2017 and 2016, unrealized losses (gains) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the re-measurement of our pension and postretirement benefit obligations.
Restructuring and discrete costs for all periods primarily included expenses from restructuring and integration. For the year ended December 31, 2018, these amounts also included a gain related to an insurance reimbursement of $8 related to fire damage at our Leverkusen, Germany facility and the restructuring costs related to the Company’s announced $15 restructuring program. For the years ended December 31, 2017 and 2016, these amounts included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, New York facility. For the year ended December 31, 2017, these costs also included a gain of $24 related to insurance reimbursement related to fire damage at our Leverkusen, Germany facility and $3 related to a postponed offering of our securities. For the year ended December 31, 2016, these costs also included exit costs due to siloxane capacity transformation programs at our Leverkusen, Germany facility, loss of $10 due to a fire at our Leverkusen, Germany facility, and recovery of Italian tax claims from GE.
Reorganization items, net represent incremental costs incurred directly as a result of our Chapter 11 bankruptcy filing of 2014 from which we emerged in 2014. For the years ended December 31, 2016 and 2015 these amounts were primarily related to certain professional fees. For the year ended December 31, 2018, reorganization items, net represented professional fees and bankruptcy court fees.

Segment Realignment
The Financial Standards Accounting Board Accounting Standards Codification Topic 280, Segment Reporting, defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
In the third quarter of 2017, we reorganized our segment structure and bifurcated our Silicones segment into Performance Additives and Formulated and Basic Silicones to better reflect our specialty chemical portfolio and related performance. This reorganization included a change in our operating segments from two to four segments. We reorganized to the new four segments model, by implementing the following:

•	financial information is prepared separately and regularly for each of the four segments; and

•	the CEO would regularly review the results of operations and assesses the performance of each of these segments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Our operations were previously organized in two segments: Silicones and Quartz. The four segments model is composed of the following:

•	a new Performance Additives segment realigned from the former Silicones Segment;

•	a new Formulated and Basic Silicones segment realigned from the former Silicones segment;

•	a Quartz Technologies segment, which has been renamed from the existing Quartz segment; and

•	a Corporate segment.

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
At December 31, 2018, we had $1,253 of indebtedness. In addition, at December 31, 2018, we had $507 in liquidity consisting of the following:
•$259 of unrestricted cash and cash equivalents (of which $214 is maintained in foreign jurisdictions); and

•
$248 of availability under the ABL Facility ($300 borrowing base, less $52 of outstanding letters of credit and subject to a fixed charge coverage ratio of 1.0 to 1.0 that will only apply if our availability is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27).

Our net working capital (defined as accounts receivable and inventories less accounts payable) at December 31, 2018 and 2017 was $498 and $482, respectively. A summary of the components of our net working capital as of December 31, 2018 and 2017 is as follows:

	December 31, 2018	% of LTM Net Sales	December 31, 2017	% of LTM Net Sales
Accounts receivable	$351	13%	$323	14%
Inventories	473	17%	445	19%
Accounts payable	(326)	(12)%	(286)	(12)%
Net working capital	$498	18%	$482	21%

The increase in net working capital of $16 from December 31, 2017 was partially due to an increase in accounts receivable because of increased sales in the period offset by our strategic initiatives to expedite the collection process. In addition, inventory was impacted by the slow down in China experienced in the fourth quarter. These increases were offset by an increase in accounts payable due to increase in purchases due to higher sales, continuous strategic efforts to improve terms and impacts of inflation as well as exchange rate fluctuations due to the strengthening of the U.S. dollar against the euro and Japanese yen.
We remain focused on driving positive free cash flow in 2019 through our global cost control initiatives and aggressively managing net working capital. To minimize the impact of net working capital on cash flows, we continue to review inventory safety stock levels where possible. We also continue to focus on receivable collections by accelerating receipts through the sale of receivables at a discount.
We have the ability to borrow from the ABL Facility to support our short-term liquidity requirements. As of December 31, 2018, we had no outstanding borrowings under the ABL Facility.
On March 2, 2018, we entered into an amendment to our ABL Facility to extend the maturity of the ABL Facility from October 2019 to March 2, 2023, subject to a springing maturity 91 days prior to the calculated maturity date for each of the First Lien Notes and the Second Lien Notes if the principal amount outstanding for such series of notes exceeds $50 million, and increase the commitments under the ABL Facility by $30 for a total of $300, incurring $4 of fees for this amendment, which is being amortized through March 2, 2023 on a straight line basis.

2019 Outlook
We believe we are favorably positioned to fund our ongoing liquidity requirements. We believe that due to our businesses operating cash flows as well as our $507 of liquidity in the form of cash and our ABL facility, our long-term debt maturities in 2021 and 2022, and our annual debt service costs of approximately $55, our business has adequate capital resources to meet material commitments coming due during the next 12-month period. We are well positioned to make strategic capital investments, leverage our leadership positions with both our customers and suppliers, optimize our portfolio and drive new growth programs. Our business is impacted by general economic and industrial conditions, including general industrial production, automotive builds, housing starts, construction activity, consumer spending and semiconductor capital equipment investment, and these factors could have negative effects to our liquidity. Our business has both geographic and end market diversity, which often reduces the impact of any one of these factors on our overall performance.
Capital spending in 2019 is expected to be approximately $119, approximately $19 of which relates to certain growth and productivity projects. We remain focused on continuing to balance opportunistic and accretive growth investments with our commitment to continued de-leveraging and maintaining significant financial flexibility.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Debt Repurchases and Other Transactions
From time to time, depending upon market, pricing and other conditions, as well as on our cash balances and liquidity, we or our affiliates may seek to acquire (and have acquired) our outstanding equity and/or debt securities or other indebtedness of the Company through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we or our affiliates may determine (or as may be provided for in the indentures governing our notes if applicable), for cash or other consideration. For example, in the fourth quarter of 2015 and first quarter of 2016, we repurchased $48 in aggregate principal amount of our Second Lien Notes for approximately $26, resulting in a net gain of $16. All repurchased notes were canceled at the time of repurchase, reducing the aggregate principal amount of these notes outstanding from $250 at the end of third quarter of 2015 to $202 as of December 31, 2016. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges and other transactions. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing documents.
Sources and Uses of Cash
Following are highlights from our Consolidated Statements of Cash Flows:

MPM HOLDINGS INC.
	Year Ended December 31,
	2018	2017	2016
Sources (uses) of cash:
Operating activities	$235	$113	$142
Investing activities	(141)	(171)	(117)
Financing activities	(4)	(1)	(16)
Effect of exchange rates on cash flow	(4)	5	(2)
Net (decrease) increase in cash and cash equivalents	$86	$(54)	$7

MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
	2018	2017	2016
Sources (uses) of cash:
Operating activities	$239	$115	$144
Investing activities	(143)	(172)	(118)
Financing activities	(6)	(2)	(17)
Effect of exchange rates on cash flow	(4)	5	(2)
Net (decrease) increase in cash and cash equivalents	$86	$(54)	$7
Operating Activities
In 2018, operations generated $235 and $239 of cash for Momentive and MPM, respectively. Net income of $69 and $71 for Momentive and MPM, respectively, included $193 and $192 in net non-cash items, respectively, for Momentive and MPM, of which $159 was for depreciation and amortization, $26 for amortization of debt discount costs, $5 and $4 related to stock-based compensation expense for Momentive and MPM, respectively, and $6 of unrealized losses related to the re-measurement of our retirement benefit obligations, offset by $3 related to capital reimbursed from insurance proceeds. Net working capital used $33 of cash primarily, due to an increase of $35 in accounts receivable because of timing of sales in the period and selling price increase and an an increase of $36 in inventories due to slow down in China experienced in the fourth quarter, offset by an increase of $38 in accounts payable primarily due to increase in purchases due to higher sales, continuous strategic efforts to improve terms and impacts of inflation. Changes in other assets and liabilities that primarily included interest expense, taxes and pension plan contributions were driven by the timing of when items were expensed versus paid and impact of foreign currency fluctuations.
In 2017, operations generated $113 and $115 of cash for Momentive and MPM, respectively. Net income of $0 and $1 for Momentive and MPM, respectively, included $168 net non-cash items, of which $154 was for depreciation and amortization, $25 for amortization of debt discount costs, $4 and $3 related to stock-based compensation expense for Momentive and MPM, respectively, and $14 due to loss on impaired and scrapped assets offset by: $5 of unrealized losses related to the re-measurement of our retirement benefit obligations, $6 of unrealized foreign

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

currency gains, $9 related to capital reimbursed from insurance proceeds and $9 related to deferred income tax benefit. Net working capital used $25 of cash primarily, due to increases in accounts receivable and inventories of $30 and $36, respectively, offset by an increase in accounts payable of $41, primarily due to reasons stated in the preceding paragraphs. Changes in other assets and liabilities that primarily included interest expense, taxes and pension plan contributions were driven by the timing of when items were expensed versus paid and impact of foreign currency fluctuations.
In 2016, operations generated $142 and $144 of cash for Momentive and MPM, respectively. Net income of $163 and $161 for Momentive and MPM, respectively, included $234 of net non-cash items, of which $185 was for depreciation and amortization, $33 of unrealized losses related to the re-measurement of our pension benefit liabilities, $23 for amortization of debt discount costs, offset by: $12 due to loss on impaired assets, $3 of unrealized foreign currency gains, and $9 related to gain on the extinguishment of debt. Net working capital generated $7 of cash primarily driven by customer mix and timing of collections and strategic investment in profitable products, safety stock increase to support our Leverkusen, Germany site transformation and due to the strike at our Waterford, NY site. Changes in other assets and liabilities, due to/from affiliates and income taxes payable are driven by the timing of when items were expensed versus paid, which primarily included incentive compensation, certain liabilities related to siloxane capacity transformation programs, interest expense, pension plan contributions and taxes.
Investing Activities
In 2018, investing activities used $141 and $143 of cash for Momentive and MPM, respectively, primarily due to $112 related to ongoing capital expenditures, net of $3 of capital reimbursed from insurance proceeds and $30 as cost of exercising a contractual right acquiring an additional ownership interest in Zhejiang Xinan Momentive Performance Materials Co., Ltd. Capital expenditures used $42 related to growth and productivity initiatives and the remaining $70 related to maintenance, environmental, health and safety compliance.
In 2017, investing activities used $171 and $172 of cash for Momentive and MPM, respectively, primarily due to $161 related to ongoing capital expenditures, net of $9 of capital reimbursed from insurance proceeds and $9 related to our acquisition of a business. Capital expenditures used $73 related to growth and productivity initiatives and the remaining $88 related to maintenance, environmental, health and safety compliance.
In 2016, investing activities used $117 and $118 of cash for Momentive and MPM, respectively. We spent $117 for ongoing capital expenditures, out of which $46 related to growth and productivity initiatives and the remaining $71 related to maintenance, environmental, health and safety compliance.

Financing Activities
In 2018, financing activities for Momentive and MPM used $4 related to ABL financing fees and $47 related to repayments of short-term debt. Financing activities also provided $47 related to borrowings of short-term debt. Momentive and MPM did not have any other outside financing activity.
In 2017, financing activities for Momentive and MPM used $51 related to repayments of short-term debt and provided $50 related to borrowings of short-term debt. Momentive and MPM did not have any other outside financing activity.
In 2016, financing activities for Momentive and MPM used $16 and $17 of cash, respectively, mainly due to $48 related to repayments of short-term debt offset by $48 related to borrowings of short-term debt and the buyback of $29 in aggregate principal amount of our Second Lien Notes for $16. Momentive and MPM did not have any other outside financing activity.
At December 31, 2018, there were $52 in outstanding letters of credit and no borrowings outstanding under our $300 ABL Facility, leaving unused borrowing capacity of $248.
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
We are recognizing the earnings of non-U.S. operations currently in our U.S. consolidated income tax return as of December 31, 2018 and are expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the United States. We have accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, we have certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result, are asserting permanent reinvestment with respect to certain intercompany arrangements considered indefinite. Since the currency translation impact

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

is considered indefinite, we have not provided deferred taxes on gains of $22, which could result in a tax obligation of $6, based on currency exchange rates as of December 31, 2018. Should the intercompany arrangement be settled or we change our assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

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
The ABL Facility does not have any financial maintenance covenant other than a minimum fixed charge coverage ratio of 1.0 to 1.0 that would only apply if our availability under the ABL Facility at any time was less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and (b) $27. The fixed charge coverage ratio (the “Fixed Charge Coverage Ratio”) is generally defined as the ratio of (a) Adjusted EBITDA minus non-financed capital expenditures and cash taxes to (b) debt service plus cash interest expense plus certain restricted payments, each measured on a last twelve months, or LTM, basis and calculated as of the last day of the applicable fiscal quarter.
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
At December 31, 2018, we were in compliance with all covenants under the credit agreement governing the ABL Facility and under the indentures governing the notes.
Adjusted EBITDA is defined as EBITDA adjusted for certain non-cash and certain non-recurring items and other adjustments calculated on a pro-forma basis, including the expected future cost savings from business optimization or other programs and the expected future impact of acquisitions, in each case as determined under the governing debt instrument. We believe that including the supplemental adjustments that are made to calculate Adjusted EBITDA provides additional information to investors about our ability to comply with our financial covenants and to obtain additional debt in the future. Adjusted EBITDA, like EBITDA and Segment EBITDA, is not a defined term under U.S. GAAP. Adjusted EBITDA is not a measure of financial condition, liquidity or profitability, and should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP or operating cash flows determined in accordance with U.S. GAAP. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not take into account certain items such as interest and principal payments on our indebtedness, depreciation and amortization expense (because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue), working capital needs, tax payments (because the payment of taxes is part of our operations, it is a necessary element of our costs and ability to operate), non-recurring expenses and capital expenditures. Fixed Charges under the indentures should not be considered as an alternative to interest expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

The following table reconciles Net income to EBITDA and Adjusted EBITDA, and calculates the ratio of Adjusted EBITDA to Fixed Charges as calculated under our indentures for the period presented:

Year Ended
December 31, 2018
Net income	$71
Interest expense, net	81
Income tax expense	44
Depreciation and amortization	159
EBITDA	355
Adjustments to EBITDA
Restructuring and discrete costs(a)	16
Reorganization items, net(b)	11
Unrealized losses on pension and postretirement benefits (c)	6
Pro forma cost savings (d)	8
Non-cash charges (e)	13
Adjusted EBITDA	$409
Adjusted EBITDA less Capital Expenditures and Cash Taxes	$268
Pro forma fixed charges(f)	$57
Ratio of Adjusted EBITDA to Fixed Charges(g)	7.18
Pro forma Fixed Charge Coverage Ratio(h)	4.70

(a)	Primarily includes expenses related to our global restructuring program, siloxane production transformation, work stoppage and certain other non-operating income and expenses.

(b)	Represents professional fees related to our reorganization.

(c)	Represents net non-cash actuarial losses resulting from pension and postretirement liability curtailment and re-measurements.

(d)	Represents estimated cost savings, on a pro forma basis, from initiatives implemented or being implemented by management.

(e)	Non-cash charges primarily include the effects of foreign exchange gains and losses and impacts of asset impairments and disposals, and stock-based compensation expense.

(f)	Reflects pro forma interest expense based on outstanding indebtedness and interest rates at December 31, 2018 adjusted for applicable restricted payments.

(g)
MPM’s ability to incur additional indebtedness, among other actions, is restricted under the indentures governing our notes, unless MPM has an Adjusted EBITDA to Fixed Charges ratio of at least 2.0 to 1.0. As of December 31, 2018, we were able to satisfy this test and incur additional indebtedness under these indentures.

(h)
Represents Pro forma Fixed Charge Coverage Ratio as defined in the credit agreement for the ABL Facility. If the availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the total ABL Facility commitments at such time and, (b) $27, then such ratio must be greater than 1.0 to 1.0.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Off-Balance Sheet Arrangements
At December 31, 2018, we had no off-balance sheet arrangements.
Contractual Obligations
The following table presents our contractual cash obligations at December 31, 2018. Our contractual cash obligations consist of legal commitments at December 31, 2018 that require us to make fixed or determinable cash payments, regardless of the contractual requirements of the specific vendor to provide us with future goods or services. This table does not include information about most of our recurring purchases of materials used in our production; our raw material purchase contracts do not meet this definition since they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless a cancellation would result in a major disruption to our business. These contractual obligations are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations.

	Payments Due By Year
Contractual Obligations	2019	2020	2021	2022	2023	2024 and beyond	Total
Operating activities:
Purchase obligations (1)	$175	$116	$90	$89	$89	$265	$824
Interest on fixed rate debt obligations	54	52	44	3	—	—	153
Operating lease obligations	23	18	16	14	13	10	94
Funding of pension and other postretirement obligations (2)	19	21	22	23	22		107
Financing activities:
Long-term debt, including current maturities (3)	36	—	1,100	202	—	—	1,338
Total	$307	$207	$1,272	$331	$124	$275	$2,516

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

(2)
Pension and other postretirement contributions have been included in the above table for the next five years. These amounts include estimated benefit payments to be made for unfunded foreign defined benefit pension plans as well as estimated contributions to our funded defined benefit plans. The assumptions used by our actuaries in calculating these projections includes a weighted average annual return on pension assets of approximately 7.50% for the years 2019 – 2023 and the continuation of current law and plan provisions. These estimated payments may vary based on the actual return on our plan assets or changes in current law or plan provisions. See Note 13 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for more information on our pension and postretirement obligations.

(3)	Long-term debt amounts above represent gross repayments, and are exclusive of any unamortized debt discounts.
The table above excludes payments for income taxes and environmental obligations since, at this time, we cannot determine either the timing or the amounts of all payments beyond 2018. At December 31, 2018, we recorded unrecognized tax benefits and related interest and penalties of $41. We estimate that we will pay approximately $42 in 2019 for local, state and international income taxes. See Notes 11 and 12 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on 10-K for more information on these obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

Critical Accounting Estimates
In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we have to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of these accounting policies require the application of significant judgment by management to select the appropriate assumptions to determine these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, actual results may differ significantly from estimated results. We base these judgments on our historical experience, advice from experienced consultants, forecasts and other available information, as appropriate. Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
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

At December 31, 2018 and 2017, we had valuation allowances of $328 and $371, respectively, against our deferred income tax assets. At December 31, 2018, we had a $173 valuation allowance against a portion of our net U.S. federal and state deferred tax assets, as well as a valuation allowance of $155 against a portion of our net foreign deferred income tax assets, primarily in Germany. At December 31, 2017, we had a $181 valuation allowance against a portion of our net U.S. federal and state deferred tax assets, as well as a valuation allowance of $190 against a portion of our net foreign deferred income tax assets, primarily in Germany and Japan. The valuation allowances require an assessment of both negative and positive evidence, such as operating results during the most recent three-year period. This evidence is given more weight than our expectations of future profitability, which are inherently uncertain.

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

The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. Unrecognized tax benefits are generated when there are differences between tax positions taken in a tax return and amounts recognized in the Consolidated Financial Statements.  Tax benefits are recognized in the Consolidated Financial Statements when it is more likely than not that a tax position will be sustained upon examination. Tax benefits are measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require the use of cash and result in an increase in our effective income tax rate in the year it is resolved. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution. At December 31, 2018 and 2017, we recorded unrecognized tax benefits and related interest and penalties of $41 and $39, respectively.

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
The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and 2019 pension expense to the following changes in key assumptions:

	Increase / (Decrease) at		Increase / (Decrease)
	December 31, 2018
	PBO	ABO	2019 Expense
Assumption:
Increase in discount rate of 0.5%	$(40)	$(39)	$(1)
Decrease in discount rate of 0.5%	45	43	1
Increase in estimated return on assets of 1.0%			(2)
Decrease in estimated return on assets of 1.0%			$2
For the relative asset allocations of plan assets in each investment category see Note 13 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
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

We perform an annual assessment of qualitative factors to determine whether the existence of any events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets. If, after assessing all events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount of the reporting unit’s net assets, we use a probability weighted market and income approach to estimate the fair value of the reporting unit. Our market approach is a comparable analysis technique commonly used in the investment banking and private equity industries based on the EBITDA multiple technique. Under this technique, estimated fair value is the result of a market based EBITDA multiple that is applied to an appropriate historical EBITDA amount, adjusted for the additional fair value that would be assigned by a market participant obtaining control over the reporting unit. Our income approach is a discounted cash flow model. The discounted cash flow model requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate. Applying this discount rate to the multiyear projections provides an estimate of fair value for the reporting unit. The discounted cash flow model does not include cash flows related to interest payments and debt service, as the related debt has not been pushed down to the reporting unit level. Our reporting units for the evaluation of our goodwill recoverability are our following operating segments: Performance Additives, Formulated and Basic Silicones, and Quartz Technologies.

At October 1, 2018, the fair value of all reporting units exceeded the carrying value by more than 10%. It is possible that the conclusions regarding the impairment or recoverability of goodwill at either reporting unit could change in future periods if, for example, the reporting unit

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in millions)                                         (Continued)

does not perform as projected, the results of strategic plans and certain cost saving initiatives are not fully achieved, or the overall economic or business conditions are worse than current assumptions (including inputs to the discount rate or market based EBITDA multiples).  If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change, we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

Recently Issued Accounting Standards
The nature and impact of recent accounting pronouncements is discussed in Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K, which is incorporated herein by reference.

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
Foreign Exchange Risk
Our international operations accounted for approximately 66% of our net sales in 2018, 66% in 2017 and 67% in 2016. As a result, we have significant exposure to foreign exchange risk related to transactions that can potentially be denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. The functional currency of our operating subsidiaries is generally the related local currency.
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
Interest Rate Risk
As of December 31, 2018, none of our borrowings were at variable interest rates. If we make borrowings at variable interest rates in the future, we will be subject to the variations in interest rates in respect of our variable rate debt. While we may enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. See additional discussion about interest rate risk in Item 1A of Part I of this Annual Report on Form 10-K.

Following is a summary of our outstanding debt as of December 31, 2018 and 2017 (see Note 8 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2018 and 2017. All other debt fair values are based on other similar financial instruments, or based upon interest rates that are currently available to us for the issuance of debt with similar terms and maturities.

	2018			2017
Year	Debt Maturities	Weighted Average Interest Rate(1)	Fair Value	Debt Maturities	Weighted Average Interest Rate(1)	Fair Value
2018				$36	4.1%	$36
2019	$36	4.2%	$36	—	—%	—
2020	—	—%	—	—	—%	—
2021	1,100	4.1%	1,172	1,100	4.2%	1,144
2022	202	5.2%	220	202	5.3%	211
	$1,338		$1,428	$1,338		$1,391

(1)	Calculated based on the book value of debt.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	MPM HOLDINGS INC.		MOMENTIVE PERFORMANCE MATERIALS INC.
(In millions, except share data)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $1 at both December 31, 2018 and 2017)	$260	$174	$260	$174
Accounts receivable (net of allowance for doubtful accounts of $3 and $4 at December 31, 2018 and 2017, respectively)	351	323	351	323
Inventories:
Raw materials	167	153	167	153
Finished and in-process goods	306	292	306	292
Other current assets	46	51	46	51
Total current assets	1,130	993	1,130	993
Investment in unconsolidated entities	51	19	51	19
Deferred income taxes (see Note 11)	12	11	12	11
Other long-term assets	14	11	14	11
Property and equipment:
Land	79	77	79	77
Buildings	388	338	388	338
Machinery and equipment	1,174	1,135	1,174	1,135
	1,641	1,550	1,641	1,550
Less accumulated depreciation	(493)	(383)	(493)	(383)
	1,148	1,167	1,148	1,167
Goodwill (see Note 7)	214	216	214	216
Other intangible assets, net (see Note 7)	261	300	261	300
Total assets	$2,830	$2,717	$2,830	$2,717
Liabilities and Equity
Current liabilities:
Accounts payable	$326	$286	$326	$286
Debt payable within one year (See Note 8)	36	36	36	36
Interest payable	12	12	12	12
Income taxes payable (see Note 11)	14	7	14	7
Accrued payroll and incentive compensation	73	68	73	68
Other current liabilities	95	103	95	102
Total current liabilities	556	512	556	511
Long-term liabilities:
Long-term debt (see Note 8)	1,217	1,192	1,217	1,192
Pension liabilities (see Note 13)	327	335	327	335
Deferred income taxes (see Note 11)	61	60	61	60
Other long-term liabilities	73	74	73	74
Total liabilities	2,234	2,173	2,234	2,172
Commitments and contingencies (see Note 12)
Equity
Common stock - $0.01 par value; 70,000,000 shares authorized; 48,163,690 and 48,121,634 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock - $0.01 par value; 100 shares authorized; 48 issued and outstanding at December 31, 2018 and 2017, respectively			—	—
Additional paid-in capital	873	868	870	866
Accumulated other comprehensive loss	(40)	(18)	(40)	(18)
Accumulated deficit	(237)	(306)	(234)	(303)
Total equity	596	544	596	545
Total liabilities and equity	$2,830	$2,717	$2,830	$2,717
See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
Net sales	$2,705	$2,331	$2,233
Cost of sales	2,078	1,831	1,845
Gross profit	627	500	388
Selling, general and administrative expense	333	340	313
Research and development expense	69	64	64
Restructuring and discrete costs (see Note 4)	14	6	42
Other operating loss (income), net	5	10	16
Operating income (loss)	206	80	(47)
Interest expense, net (see Note 8)	81	80	76
Non-operating expense (income), net	3	(16)	30
Gain on extinguishment of debt (see Note 8)	—	—	(9)
Reorganization items, net	11	1	2
Income (loss) before income taxes and earnings from unconsolidated entities	111	15	(146)
Income tax expense (see Note 11)	44	15	18
Income (loss) before earnings from unconsolidated entities	67	—	(164)
Earnings from unconsolidated entities, net of taxes	2	—	1
Net income (loss)	$69	$—	$(163)

Net income (loss) per share:
Net income (loss) per common share—basic	$1.43	$—	$(3.39)
Net income (loss) per common share—diluted	$1.42	$—	$(3.39)
Shares used in per-share calculation
Weighted average common shares outstanding—basic	48,183,810	48,112,584	48,050,048
Weighted average common shares outstanding—diluted	48,748,988	48,341,916	48,050,048

See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
Net sales	$2,705	$2,331	$2,233
Cost of sales	2,078	1,831	1,845
Gross profit	627	500	388
Selling, general and administrative expense	331	339	311
Research and development expense	69	64	64
Restructuring and discrete costs (see Note 4)	14	6	42
Other operating loss (income), net	5	10	16
Operating income (loss)	208	81	(45)
Interest expense, net (see Note 8)	81	80	76
Non-operating expense (income), net	3	(16)	30
Gain on extinguishment of debt (see Note 8)	—	—	(9)
Reorganization items, net	11	1	2
Income (loss) before income taxes and earnings from unconsolidated entities	113	16	(144)
Income tax expense (see Note 11)	44	15	18
Income (loss) before earnings from unconsolidated entities	69	1	(162)
Earnings from unconsolidated entities, net of taxes	2	—	1
Net income (loss)	$71	$1	$(161)

See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2018	2017	2016
Net income (loss)	$69	$—	$(163)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(23)	45	(1)
Gain (loss) recognized from pension and postretirement benefits	1	13	17
Other comprehensive income (loss)	(22)	58	16
Comprehensive income (loss)	$47	$58	$(147)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2018	2017	2016
Net income (loss)	$71	$1	$(161)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(23)	45	(1)
Gain (loss) recognized from pension and postretirement benefits	1	13	17
Other comprehensive income (loss)	(22)	58	16
Comprehensive income (loss)	$49	$59	$(145)

See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2018	2017	2016
Cash flows provided by operating activities
Net income (loss)	$69	$—	$(163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	159	154	185
Gain on insurance proceeds received for capital (See Note 4)	(3)	(9)	—
Gain on the extinguishment of debt (see Note 8)	—	—	(9)
Amortization of debt discount	26	25	23
Unrealized actuarial losses (gains)	6	(5)	33
Deferred income tax benefit	—	(9)	(17)
Stock-based compensation expense	5	4	3
Unrealized foreign currency gains	—	(6)	(3)
Loss due to impaired and scrapped assets	2	14	20
Other non-cash adjustments	(2)	—	(1)
Net change in assets and liabilities:
Accounts receivable	(35)	(30)	11
Inventories	(36)	(36)	(12)
Accounts payable	38	41	8
Income taxes payable	14	1	7
Other assets, current and non-current	6	8	(15)
Other liabilities, current and non-current	(14)	(39)	72
Net cash provided by operating activities	235	113	142
Cash flows used in investing activities
Capital expenditures	(115)	(170)	(117)
Capital reimbursed from insurance proceeds (See Note 4)	3	9	—
Purchases of intangible assets	(1)	(2)	(2)
Dividend from MPM	2	1	1
Purchase of a business	—	(9)	—
Proceeds from sale of assets	—	—	1
Investment in unconsolidated affiliate	(30)	—	—
Net cash used in investing activities	(141)	(171)	(117)
Cash flows used in financing activities
Borrowings of short-term debt	47	50	48
Repayments of short-term debt	(47)	(51)	(48)
Repayments of long-term debt	—	—	(16)
ABL financing fees	(4)	—	—
Net cash used in financing activities	(4)	(1)	(16)
Increase (decrease) in cash, cash equivalents, and restricted cash	90	(59)	9
Effect of exchange rate changes on cash	(4)	5	(2)
Cash, cash equivalents, and restricted cash at beginning of period	174	228	221
Cash, cash equivalents, and restricted cash at end of period	$260	$174	$228
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$56	$57	$56
Income taxes, net of refunds	30	24	27
Non-cash investing activity:
Capital expenditures included in accounts payable	$28	$23	$25
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2018	2017	2016
Cash flows provided by operating activities
Net income (loss)	$71	$1	$(161)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	159	154	185
Gain on insurance proceeds received for capital (See Note 4)	(3)	(9)	—
Gain on the extinguishment of debt (see Note 8)	—	—	(9)
Amortization of debt discount and issuance costs	26	25	23
Unrealized actuarial losses (gains)	6	(5)	33
Deferred income tax benefit	—	(9)	(17)
Stock-based compensation expense	4	3	3
Unrealized foreign currency gains	—	(6)	(3)
Loss due to impaired and scrapped assets	2	14	20
Other non-cash adjustments	(2)	—	(1)
Net change in assets and liabilities:
Accounts receivable	(35)	(30)	11
Inventories	(36)	(36)	(12)
Accounts payable	38	41	8
Income taxes payable	14	1	7
Other assets, current and non-current	6	8	(15)
Other liabilities, current and non-current	(11)	(37)	72
Net cash provided by operating activities	239	115	144
Cash flows used in investing activities
Capital expenditures	(115)	(170)	(117)
Capital reimbursed from insurance proceeds (See Note 4)	3	9	—
Purchases of intangible assets	(1)	(2)	(2)
Purchase of a business	—	(9)	—
Proceeds from sale of assets	—	—	1
Investment in unconsolidated affiliate	(30)	—	—
Net cash used in investing activities	(143)	(172)	(118)
Cash flows used in financing activities
Borrowings of short-term debt	47	50	48
Repayments of short-term debt	(47)	(51)	(48)
Repayments of long-term debt	—	—	(16)
ABL financing fees	(4)	—	—
Dividends paid	(2)	(1)	(1)
Net cash used in provided by financing activities	(6)	(2)	(17)
Increase (decrease) in cash, cash equivalents, and restricted cash	90	(59)	9
Effect of exchange rate changes on cash	(4)	5	(2)
Cash, cash equivalents, and restricted cash at beginning of period	174	228	221
Cash, cash equivalents, and restricted cash at end of period	$260	$174	$228
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$56	$57	$56
Income taxes, net of refunds	30	24	27
Non-cash investing activity:
Capital expenditures included in accounts payable	$28	$23	$25
See Notes to Consolidated Financial Statements

MPM HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock				Additional Paid-in Capital		Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)		Total Equity
(In millions)	Shares		Amount
Balance as of December 31, 2015	48,028,594		$—		$861		$(143)		$(92)		$626
Net loss							(163)				(163)
Other comprehensive income									16		16
Stock-based compensation expense					3						3
Common stock issued	29,520		—								—
Balance as of December 31, 2016	48,058,114		$—		$864		$(306)		$(76)		$482
Net income							—				—
Other comprehensive income									58		58
Stock-based compensation expense					4						4
Common stock issued	63,520		—								—
Balance as of December 31, 2017	48,121,634		$—		$868		$(306)		$(18)		$544
Net income							69				69
Other comprehensive income									(22)		(22)
Stock-based compensation expense					5						5
Common stock issued	42,056		—								—
Balance as of December 31, 2018	48,163,690	—	—	—	873	—	(237)	—	(40)	—	596
See Notes to Consolidated Financial Statements

MOMENTIVE PERFORMANCE MATERIALS INC.
CONSOLIDATED STATEMENTS OF EQUITY

(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2015	—	$860	$(142)	$(92)	$626
Net loss			(161)		(161)
Other comprehensive income				16	16
Capital contribution from parent		3			3
Balance as of December 31, 2016	—	$863	$(303)	$(76)	$484
Net income			1		1
Other comprehensive income				58	58
Dividends			(1)		(1)
Capital contribution from parent		3			3
Balance as of December 31, 2017	—	$866	$(303)	$(18)	$545
Net income			71		71
Other comprehensive income				(22)	(22)
Dividends			(2)		(2)
Capital contribution from parent		4			4
Balance as of December 31, 2018	—	$870	$(234)	$(40)	$596
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
Based in Waterford, New York, Momentive Performance Materials Inc. (the “Company” or “MPM”), is comprised of four reportable segments: Performance Additives, Formulated and Basic Silicones, Quartz Technologies and Corporate. Performance Additives is a global business engaged in the manufacture, sale and distribution of specialty silanes, silicone fluids and urethane additives. Formulated and Basic Silicones is a global business engaged in the manufacture, sale and distribution of sealants, electronics materials, coatings, elastomers and basic silicone fluids. Quartz Technologies, also a global business, is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. Corporate includes corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions.
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
During 2018, the Company identified an error in segment assets disclosed in Footnote 14 for Performance Additives and Formulated and Basics Silicones and has revised the prior period amount. During 2017, the Company identified an error in the rental expense disclosed in Footnote 8 and revised the prior period amounts. The Company evaluated the impact of these errors and determined they were not material to previously issued financial statements. These corrections did not impact the current and previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows and Consolidated Statements of Equity.

2. Summary of Significant Accounting Policies
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
The Company’s unconsolidated investment accounted for under the equity method of accounting is a partial ownership interest in Zhejiang Xinan Momentive Performance Materials Co., Ltd, a joint venture in China which manufactures siloxane, one of our key intermediate materials. The Company’s current ownership interest in the joint venture is 49%. In October 2018, the Company exercised a contractual right acquiring an additional ownership interest for approximately $30. As a result, the Company’s ownership interest in this joint venture was increased to 49% from 25%.
Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date. Income, expenses and cash flows are translated at average exchange rates during the year. The Company recognized translation gain (losses) of $(1), $5, and $3 for the years ended December 31, 2018, 2017, and 2016, respectively, which are included as a component of “Net income (loss).” In addition, gains or losses related to the Company’s intercompany loans payable and receivable denominated in a foreign currency other than the subsidiary’s functional currency that are deemed to be permanently invested are remeasured to cumulative translation and recorded in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. The effect of translation is also included in “Accumulated other comprehensive income”.
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
Cash and Cash Equivalents—The Company considers all highly liquid investments that are purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and December 31, 2017, the Company had interest-bearing time deposits and other cash equivalent investments of $4 and $1, respectively. These amounts are included in the Consolidated Balance Sheets as a component of “Cash and cash equivalents”.
Allowance for Doubtful Accounts—The allowance for doubtful accounts is estimated using factors such as customer credit ratings and past collection history. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be collected. Historically, our provisioning expenses for doubtful accounts and write-off of uncollectible accounts have not been material.
Inventories—Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to estimated future usage and sales. Inventories in the Consolidated Balance Sheets are presented net of an allowance for excess and obsolete inventory of $24 and $23 at December 31, 2018 and 2017, respectively.
Original Issue Discount—The Company amortizes the original issue discount on its debt under the effective interest method, which is based on a schedule of anticipated cash flows over the terms of the various debt instruments.
Property and Equipment—Land, buildings and machinery and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the properties (the average estimated useful lives for buildings and machinery are 20 years and 11 years, respectively). Assets under capital leases are amortized over the lesser of their useful life or the lease term. Major renewals and betterments are capitalized. Maintenance, repairs, minor renewals and turnarounds (periodic maintenance and repairs to major units of manufacturing facilities) are expensed as incurred. When property and equipment is retired or disposed of, the asset and related depreciation are removed from the accounts and any gain or loss is reflected in operating income. The Company capitalizes interest costs that are incurred during the construction of property and equipment. Construction in progress is included in “Machinery and equipment” on the Consolidated Balance Sheets. Depreciation expense was $120, $116, and $143 for the years ended December 31, 2018, 2017, and 2016, respectively. Depreciation expense for the years ended December 31, 2018, 2017 and 2016 included accelerated depreciation of $0, $6 and $35, respectively.
Capitalized Software—The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or create and implement computer software for internal use. Amortization is recorded on the straight-line basis over the estimated useful lives, which range from 1 to 5 years.
Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as “Goodwill” in the Consolidated Balance Sheets. Separately identifiable intangible assets that are used in the operations of the business (e.g., patents and technology, customer lists and contracts) are recorded at cost (fair value at the time of acquisition) and reported as “Other intangible assets, net” in the Consolidated Balance Sheets. Costs to renew or extend the term of identifiable intangible assets are expensed as incurred. The Company does not amortize goodwill or indefinite-lived intangible assets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the assets, which range from 6 to 13 years (see Note 7).
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

At October 1, 2018, there were no reporting units where the fair value exceeded the carrying value by less than 10%. It is possible that the conclusions regarding the impairment or recoverability of goodwill at either reporting unit could change in future periods if, for example, the reporting unit does not perform as projected, the results of strategic plans and certain cost saving initiatives are not fully achieved, or the overall economic or business conditions are worse than current assumptions (including inputs to the discount rate or market based EBITDA multiples).  If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change, we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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
Legal Claims and Costs—The Company accrues for legal claims and costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability and the most likely amount is accrued. If there is no amount in the range of potential liability that is most likely, the low end of the range is accrued. The amount accrued includes all costs associated with the claim, including settlements, assessments, judgments, fines and incurred legal fees (see Note 12).
Environmental Matters—Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant (see Note 12).
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
Research and Development Costs—Funds are committed to research and development activities for technical improvement of products and processes that are expected to contribute to future earnings. All costs associated with research and development are charged to expense as incurred. Research and development expense was $69, $64, and $64 for the years ended December 31, 2018, 2017 and 2016, respectively.
Reorganization Items, Net—Incremental costs incurred directly as a result of the Bankruptcy Filing are classified as “Reorganization items, net” in the Consolidated Statements of Operations. Reorganization items, net was $11, $1, and $2 for the years ended December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, reorganization items, net was comprised entirely of professional fees.
Pension and Other Postretirement Liabilities—Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. The Company evaluates these critical assumptions at least annually on a plan and country-specific basis. The Company periodically evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect the Company's experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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
Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, which will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 11).
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
The majority of the Company’s non-U.S. operations have been treated as branches of the U.S. Company and are included in the MPM and MPM Holdings Inc.’s U.S. consolidated income tax return. For the purpose of the consolidated financial statements, for the years ended December 31, 2018, 2017 and 2016, the tax provision for all operations has been prepared on a consolidated basis.
Stock-Based Compensation—The Company measures and recognizes the compensation expense for all share-based awards made to employees based on estimated fair values, in accordance with ASC 718, Compensation – Stock Compensation. As described in Note 10, the Company adopted a new management equity plan on March 12, 2015. The fair value of stock options granted is calculated using a Monte Carlo option-pricing model on the date of the grant, and the fair value of Restricted Stock Units are valued using the fair market value of the Company’s common stock on the date of grant. Compensation expense is recognized net of estimated forfeitures over the employee’s requisite service period (generally the vesting period of the equity grant). See Note 10 for additional detail regarding stock-based compensation.
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
Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on its business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be canceled, the Company would be forced to purchase raw materials at current market prices. The Company’s largest supplier provides approximately 9% of raw material purchases. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier.
Subsequent Events—The Company has evaluated events and transactions subsequent to December 31, 2018 through the date of issuance of its Consolidated Financial Statements.
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
In March 2017 the FASB issued Accounting Standards Update No. 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires entities to: 1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and 2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, ASU 2017-07 requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. ASU 2017-07’s amendments are effective for interim and annual periods beginning after December 15, 2017. On January 1, 2018, the Company adopted ASU 2017-07, resulting in an impact on the Company’s consolidated income statements. As discussed in Note 13, the Company discloses various components of net benefit cost in the specific pension and other postretirement benefit plans footnote as the basis for the retrospective application.
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
In February 2016, the FASB issued Accounting Standards Board Update No. 2016-02: Leases (ASC 842) (“ASU 2016-02”). Pursuant to the guidance in ASU 2016-02, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. In September 2017, the FASB issued Accounting Standards Board Update No. 2017-13: Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which clarifies transition provisions for certain public business entities. In January 2018, the FASB issued

Accounting Standards Update No. 2018-01: Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, which provides an optional practical expedient related to expired and existing land easements. In July 2018, the FASB issued Accounting Standards Update No. 2018-10: Codification Improvements to Topic 842. Leases, which clarifies several items in the codification related to Topic 842. In July 2018, the FASB issued Accounting Standards Update No. 2018-11: Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. The effective dates for the ASUs issued in 2017 and 2018 are the same as the effective date for ASU 2016-02. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of Topic 842 will have a material impact on our consolidated balance sheet due to the recognition of the right-of-use assets and lease liabilities. The adoption of Topic 842 is not expected to have a material impact on our consolidated income statement or our consolidated cash flow statement. Because of the transition method we will use to adopt Topic 842, Topic 842 will not be applied to periods prior to adoption and the adoption of Topic 842 will have no impact on our previously reported results. The future minimum lease payments for our operating leases as of December 31, 2018 are discussed in Note 8 to the consolidated financial statements. Upon adoption of Topic 842, we expect to recognize operating lease right-of-use assets and lease liabilities that reflect the present value of these future payments. The right-of-use assets, the related lease liabilities and the underlying undiscounted total of such lease payments would have impact on the Company’s financial statements or disclosures. After the adoption of Topic 842, we will first report the operating lease right-of-use assets and lease liabilities as of March 31, 2019 based on our lease portfolio as of that date.
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

3. Revenue Recognition
Revenue is recognized when obligations under the terms of a contract or purchase order from a customer of the Company are satisfied. The payment terms under a contract are generally defined within the relevant contract or the purchase order. Standard payment terms are generally within 30-45 days of the invoice. For the purpose of allocation of price to the distinct deliverables within a contract with a customer, the Company assesses the materiality of multiple explicit or implicit distinct deliverables in the contract. Generally, the revenue recognition occurs with the transfer of control of the product underlying the contract/purchase order dictated by the commercial terms governing the arrangement and evaluation of the transfer of risk and rewards. The Company has determined that the transfer of risks and title is the strongest indicator of the point in time that control has transferred to the customer, and the indicator is largely dictated by the relevant shipping terms.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods net of estimated allowances and returns. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods net of estimated allowances and returns. Contract pricing terms are negotiated over a long time horizon, during which there will inevitably be fluctuations in fixed and variable costs. The exact amount of the price increases for fixed and variable cost may or may not be explicitly stated in the contract with the customer. Such change may be specified via escalation of the base prices based on costs at contract inception.

The Company does not recognize revenue on contracts that convey the right to a customer to return the product for reasons other than the product being damaged or defective, recognizing revenue only when payment is received or the right to return the product expires. The Company may provide other credits or incentives, dependent upon estimated customer purchase of our products, which are accounted for as variable consideration when determining the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period if additional information becomes available. Changes to our estimated variable consideration were not material for the periods presented.
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

The following table disaggregates our net sales by end market:

	Year Ended December 31,
	2018	2017	2016
End Market:
Agriculture	53	48	42
Automotive	480	428	383
Construction	289	269	269
Consumer	597	568	544
Electronics	184	170	136
Energy	71	58	65
Healthcare	70	60	59
Industrial	596	472	467
Personal Care	277	196	213
Textiles	58	53	47
Others	30	9	8
Total net sales	2,705	2,331	2,233
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

4. Restructuring Expenses and Other Costs

Included in restructuring and discrete costs are costs related to restructuring (primarily severance payments associated with work force reductions), loss due to fire at our Leverkusen, Germany site, and services and other expenses associated with cost optimization programs and transformation savings activities.

In January 2016, the Company announced plans to exit siloxane production at its Leverkusen, Germany site to help optimize its manufacturing footprint in order to improve its long-term profitability once fully implemented. The planned reduction was fully implemented in 2017 and is incremental to the Company’s global restructuring program. This restructuring resulted in an overall reduction of employment at the site. The Company recorded severance related costs of approximately $3, some of which was paid in late 2016 and the remaining paid in 2017. In addition, as a result of the siloxane capacity transformation programs, the Company recognized $17 and $6 of accelerated depreciation associated with asset retirement obligations during the years ended December 31, 2016, and 2017, respectively.

In March 2018, the Company announced a $15 global restructuring program to reduce costs through primarily global selling, general and administrative expense reductions. In connection with this program, during the year ended December 31, 2018, the Company recorded severance related costs of approximately $11, comprising of $6 for the Formulated and Basic Silicones and $5 for the Performance Additives segments of the Company. These costs are included in Other current liabilities on the Consolidated Balance Sheet and Restructuring and discrete costs on the Consolidated Statement of Operations.

The following table sets forth the changes in the restructuring reserve related to severance. Included in this table are also other minor restructuring programs that were undertaken by the Company in different locations, none of which were individually material. These costs are primarily related to workforce reductions:

Total
Accrued liability at January 1, 2017	$4
Restructuring charges	5
Adjustments	—
Payments	(5)
Accrued liability at December 31, 2017	$4
Restructuring charges	11
Adjustments	—
Payments	(9)
Accrued liability at December 31, 2018	$6

For the years ended December 31, 2018, 2017 and 2016, the Company recognized other costs of $3, $1, and $40, respectively, which along with severance costs described in preceding paragraphs, are included in “Restructuring and discrete costs” in the Consolidated Statements of Operations. For the year ended December 31, 2018, other costs primarily included one-time expenses for transaction advisory services. integration and other services, net of gains relating to insurance reimbursements of $8. For the year ended December 31, 2017, other costs primarily included one-time integration and other services including expenses of $3 related to a postponed offering of our securities, net of gains relating to insurance reimbursements of $24. For the year ended December 31, 2016, other costs primarily included one time expenses for integration and other services including contract termination costs of $13 due to siloxane capacity transformation programs at our Leverkusen, Germany facility, and a loss of $10 due to fire damage at our Leverkusen, Germany facility.

5. Related Party Transactions
Transactions with Hexion

Shared Services Agreement

On October 1, 2010, the Company entered into a shared services agreement with Hexion (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent and is currently owned by a significant shareholder of Momentive) (the “Shared Services Agreement”). Under this agreement, the Company provides to Hexion, and Hexion provides to the Company, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal, and procurement services. By agreement of the parties, certain of such services have been excluded from the Shared Services Agreement. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and Hexion.

Pursuant to this agreement, for the years ended December 31, 2018, 2017, and 2016, the Company incurred approximately $20, $35, and $49, respectively, of net costs for shared services. During the years ended December 31, 2018, 2017, and 2016, Hexion incurred approximately $28, $48, and $58, respectively, of net costs for shared services. Included in the net costs incurred during the years ended December 31, 2018, 2017, and 2016, were net billings from Hexion to the Company of $14, $26, and $30, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage, as well as to reflect costs allocated 100% to one party. The allocation percentage was initially set at 51% for Hexion and 49% for the Company at the inception of the agreement. Following the required annual review by the Steering Committee in accordance with the terms of the Shared Service Agreement, the allocation percentage for 2018 was set at 43% for the Company and 57% for Hexion. The Company had accounts payable to Hexion of $1 and $3 at December 31, 2018 and 2017, respectively.

The Shared Services Agreement is subject to termination by either the Company or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2019 (subject to one-year renewals every year thereafter; absent contrary notice from either party). In February 2019, the Company terminated the Shared Services Agreement, effective March 14, 2019. The Shared Services Agreement provides for a transition assistance period of up to 12 months, subject to one successive renewal period of an additional 60 days.

Other Transactions with Hexion
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. During the years ended December 31, 2018, 2017, and 2016, the Company sold approximately $31, $23, and $25, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. The company has accounts receivable from Hexion related to the distribution agreement of $3 and $2 at December 31, 2018 and 2017, respectively.
The Company also sells other products to, and purchases products from Hexion. These transactions were not material as of December 31, 2018.

Purchases and Sales of Products and Services with Affiliates other than Hexion.
The Company also sells products to, and purchases products from its affiliates other than Hexion. These transactions were not material as of December 31, 2018.

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

Recurring Fair Value Measurements
At both December 31, 2018 and December 31, 2017, the Company had less than $1 notional amount of natural gas derivative contracts, which are measured using Level 2 inputs, and are included in “Other current assets” or “Other current liabilities” in the Consolidated Balance Sheets. The fair value of the natural gas derivative contracts generally reflects the estimated amounts that the Company would receive or pay, on a pre-tax basis, to terminate the contracts at the reporting date based on broker quotes for the same or similar instruments. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the year ended December 31, 2018 that would reduce the fair value receivable amount owed, if any, to the Company. There were no transfers between Level 1, Level 2 or Level 3 measurements during the year ended December 31, 2018.
The following table summarizes the carrying amount and fair value of the Company's non-derivative financial instruments at December 31, 2018:

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
December 31, 2018
Debt	$1,253	$—	$1,428	$—	$1,428

December 31, 2017
Debt	$1,228	$—	$1,391	$—	$1,391
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

	2018				2017
	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Foreign Currency Translation	Net Book Value
Performance Additives	$138	$—	$(8)	$130	$138	$—	$(6)	$132
Formulated and Basic Silicones	68	—	(3)	65	68	—	(3)	65
Quartz Technologies	19	—	—	19	19	—	—	19
Total	$225	$—	$(11)	$214	$225	$—	$(9)	$216
The changes in the net carrying amount of goodwill by segment for the years ended December 31, 2018 and 2017 are as follows:

	Performance Additives	Formulated and Basic Silicones	Quartz Technologies	Total
Balance as of December 31, 2016	$129	$64	$18	$211
Acquisitions	1	—	—	1
Foreign currency translation	2	1	1	4
Balance as of December 31, 2017	$132	$65	$19	$216
Acquisitions	—	—	—	—
Foreign currency translation	(2)	—	—	(2)
Balance as of December 31, 2018	$130	$65	$19	$214

The Company’s finite and indefinite lived intangible assets consist of the following as of December 31:

	2018				2017
	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairments	Accumulated Amortization	Net Book Value
Customer relationships	$223	$—	$(82)	$141	$223	$—	$(63)	$160
Trademarks	60	—	(31)	29	60	—	(23)	37
Technology	105	—	(48)	57	105	—	(37)	68
Patents and other	45	(4)	(7)	34	43	(4)	(4)	35
Total	$433	$(4)	$(168)	$261	$431	$(4)	$(127)	$300
The impact of foreign currency translation on intangible assets is included in accumulated amortization.
Total intangible amortization expense for the years ended December 31, 2018, 2017, and 2016 was $39, $38, and $38, respectively.
Estimated annual intangible amortization expense for 2019 through 2023 is as follows:

2019	$38
2020	38
2021	32
2022	32
2023	27

8. Debt and Lease Obligations
Debt outstanding as of December 31, 2018 and 2017 is as follows:

	2018		2017
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Senior Secured Credit Facilities:
ABL Facility	$—	$—	$—	$—
Secured Notes:
3.88% First Lien Notes due 2021 (includes $65 and $85 of unamortized debt discount at December 31, 2018 and 2017, respectively)	1,035	—	1,015	—
4.69% Second Lien Notes due 2022 (includes $20 and $25 of unamortized debt discount at December 31, 2018 and 2017, respectively)	182	—	177	—
Other Borrowings:
China bank loans at 4.2% and 4.1% at December 31, 2018 and 2017, respectively.	—	36	—	36
Total debt	$1,217	$36	$1,192	$36
ABL Facility
The ABL Facility has a five year term and a maximum availability of $300. The ABL Facility is also subject to a borrowing base that is based on a specified percentage of eligible accounts receivable and inventory and, in certain foreign jurisdictions, machinery and equipment.
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
The ABL Facility is secured by, among other things, first-priority liens on most of the inventory and accounts receivable and related assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, and, in the case of certain foreign subsidiaries, machinery and equipment (the “ABL Priority Collateral”), and second-priority liens on certain collateral that generally includes most of the Company’s, its domestic subsidiaries’ and certain of its foreign subsidiaries’ assets other than ABL Priority Collateral (the “DIP Term Loan Priority Collateral”), in each case subject to certain exceptions and permitted liens.
On March 2, 2018, the Company entered into an amendment to its ABL Facility to extend the maturity of the ABL Facility from October 2019 to March 2, 2023, subject to a springing maturity 91 days prior to the calculated maturity date for each of the First Lien Notes and the Second Lien Notes if the principal amount outstanding for such series of notes exceeds $50 million, and increase the commitments under the ABL Facility by $30 for a total of $300, incurring $4 of fees for this amendment, which is being amortized through March 2, 2023 on a straight line basis.

As of December 31, 2018, the Company had no outstanding borrowings under the ABL Facility. Outstanding letters of credit under the ABL Facility at December 31, 2018 were $52, leaving an unused borrowing capacity of $248 (without triggering the financial maintenance covenant under the ABL Facility).

Secured Notes
First Lien Notes
Upon consummation of the Plan, on October 24, 2014, the Company issued $1,100 aggregate principal amount of 3.88% First Lien Notes due 2021 (the “First Lien Notes”).
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
Second Lien Notes
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
At December 31, 2018, the weighted average interest rate of the Company’s long term debt was 4.28%.

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

As of December 31, 2018, the Company was in compliance with all the covenants included in the agreements governing its outstanding indebtedness.

Scheduled Maturities
Aggregate maturities of debt and minimum rentals under operating leases at December 31, 2018 for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases
2019	$36	$23
2020	—	18
2021	1,100	16
2022	202	14
2023		13
2024 and thereafter	—	10
Total	$1,338	$94

The Company’s operating leases consist primarily of vehicles, equipment, land and buildings. Rental expense amounted to $26, $25, and $23 for the years ended December 31, 2018, 2017 and 2016, respectively.

9. Equity
Common Stock and Paid-in Capital
Additional paid-in capital at December 31, 2018 and December 31, 2017 primarily relates to the issuance of 7,475,000 shares of Momentive’s common stock pursuant to the Company’s rights offering under Section 1145 of the Bankruptcy Code, 26,662,690 shares of Momentive’s common stock pursuant to the Company’s rights offering under Section 4(a)(2) of the Securities Act, 2,060,184 shares of Momentive’s common stock pursuant to a backstop commitment of the rights offerings, including 1,475,652 shares of Momentive’s common stock issued as consideration for acting as a backstop for the rights offerings.

10. Stock Option Plans and Stock Based Compensation

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
The following is a summary of key terms of the stock-based awards granted under the MPMH Equity Plan.

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
Employees and NEOs Restricted Stock Units (“RSUs”) grant (“2018 Program”)
Cliff vest 1.77 years after grant date provided that the Company has completed a Sale or an IPO or a public announcement by the Company of a transaction approved by the Board, the consummation of which would constitute a sale, as defined in the MPMH Equity Plan
NA
Directors RSUs grant	Cliff vest annually after grant date; Immediate vesting upon a Sale as defined in the MPMH Equity Plan	NA
Stock Options
The estimated fair values of Stock Options granted and the assumptions used for the Monte Carlo option-pricing model were as follows:

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017
	Tranche A	Tranche B	Tranche A	Tranche B
Estimated fair values	$9.83	$8.93	$9.83	$8.93
Assumptions:
Strike Price	$10.25	$10.25	$10.25	$10.25
Risk-free interest rate	0.80%	0.80%	0.80%	0.80%
Expected term	1.62 years	1.62 years	1.62 years	1.62 years
Expected volatility	60.00%	60.00%	60.00%	60.00%
Tranche Market Threshold	$20.00	$25.00	$20.00	$25.00

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
Information on stock option activity is as follows:

	Year Ended December 31, 2018
	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at beginning of the period	782,040	$10.33	782,040	$10.33
Granted	—		—
Exercised	—		—
Forfeited	(44,100)	10.25	(44,100)	10.25
Expired	—		—
Balance at end of the period	737,940	$10.33	737,940	$10.33

Year Ended December 31, 2017
	Tranche A		Tranche B
	Units	Weighted-Average Exercise Price per Share	Units	Weighted-Average Exercise Price per Share
Balance at beginning of the period	782,040	$10.33	782,040	$10.33
Granted	—		—
Exercised	—		—
Forfeited	—		—
Expired	—		—
Balance at end of the period	782,040	$10.33	782,040	$10.33
As there have been no performance and market based achievements since the date of the original grant, there has been no compensation expense recorded during the fiscal year ended December 31, 2018 and fiscal year ended December 31, 2017. At December 31, 2018 and December 31, 2017, unrecognized compensation expense related to non-vested stock options was $14 and $15, respectively. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance and market conditions becomes probable.
Restricted Stock Units
Information on Restricted Stock Units (“RSU”) activity is as follows:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Units	Grant date fair per Share	Units	Grant date fair per Share
Balance at beginning of the year	712,376	$19.92	733,840	$19.23
Granted	175,413	31.85	42,056	18.28
Vested	(98,756)	19.46	(63,520)	10.43
Forfeited	(18,900)	20.33	—
Expired	—
Balance at end of the year	770,133	$22.72	712,376	$19.92
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

The fair value of the Company’s RSU awards under the 2015 Program, net of forfeitures, is expensed on a straight-line basis over the required service period. Stock-based compensation cost related to RSU awards under the 2015 Program may be accelerated once the satisfaction of one of the performance conditions outlined becomes probable.
Stock-based compensation cost related to RSU awards under the 2018 Program are being expensed over the required service period, due to the public announcement of the agreement and plan of merger (see Note 17 below).
Stock-based compensation expense related to the RSU awards was approximately $5 and $4 for the fiscal years ended December 31, 2018 and 2017 for Momentive, respectively, whereas for MPM, it was $4 and $3 for the fiscal years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and December 31, 2017, unrecognized compensation related to RSU awards under the 2015 Program was $1 with weighted average remaining vesting period of 0.51 years and $5 with weighted average remaining vesting period of 1.36 years, respectively. As of December 31, 2018, unrecognized compensation expense related to the RSU awards under the 2018 Program was $4 with weighted average remaining vesting period of 1 year.
Although the MPMH Equity Plan, under which the above awards were granted, is sponsored by Momentive, the underlying compensation costs represent compensation costs paid for by Momentive on MPM’s behalf, as a result of the employees’ services to MPM. The Company intends to issue new stock to deliver shares under the MPMH Equity Plan.

11. Income Taxes
For the years ended December 31, 2018, 2017 and 2016, the Company’s tax provision was computed based on the legal entity structure, as described in Note 1. Any tax benefit or valuation allowance related to net operating losses (“NOL”) was recognized and evaluated on a stand-alone basis.
The domestic and foreign components of income (loss) before income taxes are as follows:

	MPM HOLDINGS INC.
	Year Ended December 31,
	2018	2017	2016
Domestic	$(89)	$(129)	$(118)
Foreign	200	144	(28)
Total	$111	$15	$(146)

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
	2018	2017	2016
Domestic	$(87)	$(128)	$(116)
Foreign	200	144	(28)
Total	$113	$16	$(144)

There were no material differences in the remaining Income Taxes items between Momentive and MPM.

Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
Year ended December 31, 2018:
United States federal	$—	$8	$8
State and local	1	—	1
Non-U.S. jurisdictions	43	(8)	35
	$44	$—	$44
Year ended December 31, 2017:
United States federal	$—	$—	$—
State and local	—	—	—
Non-U.S. jurisdictions	24	(9)	15
	$24	$(9)	$15
Year ended December 31, 2016:
United States federal	$—	$(10)	$(10)
State and local	—	—	—
Non-U.S. jurisdictions	35	(7)	28
	$35	$(17)	$18
Income tax expense attributable to income (loss) before income taxes was $44, $15, and $18 for the year ended December 31, 2018, 2017, and 2016, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2018 and 35% for 2017 and 2016 to pre-tax income or loss from continuing operations as a result of the following:

	Year Ended December 31,
	2018	2017	2016
Income tax expense:
Computed expected tax (benefit) expense	$24	$6	$(50)
State and local taxes, net of federal income tax benefit	1	—	—
Increase (reduction) in income taxes resulting from:
Tax rate changes	(1)	113	(6)
Non-U.S. tax rate differential	11	(8)	(4)
Branch accounting effect	30	32	(17)
Withholding taxes	8	2	3
Valuation allowance	(33)	(130)	76
Permanent differences	(2)	5	(1)
Reserves for uncertain tax positions	6	(5)	17
Total	$44	$15	$18

In December 2017, The Tax Cuts & Jobs Act (the “TCJA”) was enacted into law. The TCJA decreased the federal corporate tax rate to 21%, imposed a one-time transition tax on previously unremitted foreign earnings, and modified the taxation of other income and expense items. The Company’s 2017 accompanying financial statements reflect provisional estimates for the one-time transition tax on the untaxed post -1986 earnings & profits (E&P) of our foreign subsidiaries, excluding our foreign branches. In addition, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 based on the enacted federal corporate tax rate of 21%, which resulted in the Company recognizing expense of $113, which was fully offset by a benefit due to reduction in its valuation allowance.
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 permits issuers up to one year from the enactment date of the Tax Cuts and Jobs Act of 2017 (“TCJA”) to complete the accounting for the income tax effects of TCJA when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting. The TCJA changes existing U.S. tax law and includes numerous provisions that will affect businesses. The act introduces changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act will also have international tax consequences for many companies that operate internationally. Until the accounting for income tax effects is complete, financial statements should include provisional amounts to the extent a reasonable estimate of the income tax effected of the TCJA can be determined. The guidance is effective for annual periods after December 22, 2017, including interim periods within the reporting period. The Company has recognized the provisional tax impacts related to deemed repatriated earnings included in its consolidated financial statements for the year ended December 31, 2017. As of December 31, 2018, the Company has completed its accounting and made no material adjustments to the provisional amounts previously recorded.
The rate reconciling item, “Valuation allowance” principally relates to the maintenance of a full valuation allowance for jurisdictions in which a valuation allowance had already been established based on the current year increase or decrease in net deferred tax assets in those jurisdictions.
The rate reconciling item, “Reserves for uncertain tax positions” for 2016 includes a payment of $9 related to the Company’s Italian tax court claim that was settled in 2016. In 2016, the Company also received a reimbursement of $9 under a tax indemnification agreement and included this in non-operating expenses (net) in the Company’s Consolidated Statement of Operations.
The rate reconciling item, “Non-U.S. rate differential”, reflects the difference between the tax expense or benefit on pre-tax foreign income or loss at the local statutory rate, after consideration of permanent differences, and the tax impact of the same pre-tax income or loss as computed at the U.S. statutory rate of 21% in 2018 and 35% in 2017 and 2016. The impact of the rate differential by jurisdiction was as follows:

	Pre-Tax Income (Loss)	Statutory Rate(1)	Rate Effect
December 31, 2018:
Japan	$62	29.7%	$6
Brazil	15	34.0%	2
China	54	25.0%	2
Other (2)	69		1
			$11
December 31, 2017:
China	$19	25.0%	$(2)
Thailand	12	20.0%	(2)
Japan	44	29.7%	(2)
Other (2)	69		(2)
			$(8)
December 31, 2016:
China	$30	25.0%	$(3)
Germany	(86)	32.0%	3
Thailand	12	20.0%	(2)
Other (2)	16		(2)
			$(4)

(1)	The statutory rates included in the table above reflect the total statutory rates applied in each jurisdiction, including the impact of surcharges and local trade or enterprise taxes.

(2)
Other significant jurisdictions (and statutory rates) impacting the “Non-U.S. rate differential” includes: Korea (22%), Thailand (20%), Hong Kong (16.5%), China (25%), Italy (27.5%), India (34.6%), and Germany (32.0%).

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	Domestic		Foreign
	2018	2017	2018	2017
Deferred tax assets:
Inventory	$7	$7	$3	$3
Employee compensation	9	8	3	3
Unrealized foreign currency loss	12	10	—	3
Amortization	—	—	5	10
Depreciation	—	—	1	2
Pension	79	81	44	41
Net operating losses	102	110	108	120
Branch accounting future benefit	14	14	—	—
Reserves and accruals	9	11	9	7
Deferred interest deductions	—	—	43	55
Amortizable financing costs	2	3	—	—
Other	—	—	3	3
Total gross deferred tax assets	234	244	219	247
Less valuation allowance	(173)	(181)	(155)	(190)
Net deferred tax assets	61	63	64	57
Deferred tax liabilities:
Inventory	—	—	3	3
Reserves and accruals	—	—	1	1
Amortization	28	13	28	30
Depreciation	40	49	49	51
Withholding taxes and other	1	1	24	21
Total deferred tax liabilities	69	63	105	106
Net deferred tax liability	$(8)	$—	$(41)	$(49)

NOL Schedule

Country	NOL Value
United States	$461
Germany	283
Japan	39
Italy	23
Total	$806
For the year ended December 31, 2018, 2017, and 2016, the Company had available approximately $806, $859, and $704 of gross NOL carryforwards with expiration dates ranging from one year to indefinite that may be applied against future taxable income, respectively. In addition, none of the $461 U.S. NOL carryforwards are subject to dual consolidated loss rules. The NOL for the United States will begin to expire in 2034. The NOL for Japan will begin to expire in 2022. The NOL for Germany and Italy has no expiration date.
As a result of exiting bankruptcy, there was a change of ownership for the Company’s German entity. For German tax purposes, a change of ownership would trigger a limitation on the NOL carryforwards as of the date of the change in ownership. The limitation would disallow the entire NOL except for any amount that could be offset against any built in gain that existed at the ownership change. The Company has estimated the built in gain and concluded there is enough to support the NOL at the ownership change which is supported by a completed valuation of the German business. However, this transaction, along with debt capitalizations and transfer pricing, are currently under examination by the Germany tax authorities as part of their 2011 - 2014 income tax examination. The Company anticipates that the conclusion of this examination is likely to occur within the next 12 months and the most likely outcome would be a settlement option that would reduce the Germany

NOL carryforwards. A potential settlement could cause a net increase of unrecognized tax benefits within the range of $0 and $50 and could be composed partly of NOL and other tax attributes. Since there is a valuation allowance against the German NOL deferred tax asset, a change in NOL would decrease the deferred tax asset and corresponding valuation allowance.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefit of most of their net deferred tax assets. As of December 31, 2018 and 2017,in some jurisdictions in which there is a net deferred tax asset, the Company has established a full valuation allowance. However, there are exceptions for certain non-U.S. jurisdictions where, based on management’s assessment, it is more likely than not the net deferred tax asset will be realized.
For the year ended December 31, 2018, the company recorded a decrease in valuation allowance of $43, comprised of a decrease in the U.S. valuation allowances of $8 and a decrease in the foreign valuation allowance of $35. The change in the U.S. and non-U.S. valuation allowances recorded to reflect current activity of the U.S. and non-U.S. entities that have previously established valuation allowances. For the year ended December 31, 2017, the company recorded a decrease in valuation allowance of $113, comprised of a decrease in the U.S. valuation allowances of $116 and an increase in the foreign valuation allowance of $3.The change in the U.S. and non-U.S. valuation allowances recorded to reflect current activity of the U.S. and non-U.S. entities that have previously established valuation allowances. The change in U.S. valuation allowances was primarily attributable to the reduction in gross deferred tax assets related to current period activity. The decrease in foreign valuation allowances of $35 was primarily attributable to valuation allowance releases for non-U.S. entities that have previously established valuation allowances where the Company has determined that the deferred tax assets are more likely than not to be realized.
Under branch accounting, the inclusion of the non-U.S. operations in the U.S. income tax return requires the establishment of a deferred tax asset or liability to offset the foreign affiliates’ tax consequences; eliminating a duplicative deferred tax benefit or expense. The branch accounting future benefit deferred tax asset of $14 and $14 at December 31, 2018 and 2017, respectively, principally represents the offset to the non-U.S. affiliates deferred tax liabilities of $41 and $49 as of December 31, 2018 and 2017, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2016	$39

Additions for tax positions of the current year	3
Additions for tax positions of the prior years	1
Reductions for tax positions of prior years	(10)
Settlements	—
Statute of limitations expiration	(4)
Foreign currency translation	2
Balance at December 31, 2017	$31

Additions for tax positions of the current year	4
Additions for tax positions of the prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Statute of limitations expiration	(4)
Foreign currency translation	(1)
Balance at December 31, 2018	$30
Liabilities for unrecognized tax benefits as of December 31, 2018 relate to various domestic and foreign jurisdictions. If recognized, all of the unrecognized tax benefits as of December 31, 2018 would reduce the Company’s effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2018 and 2017, the Company has recorded a liability of approximately $11 and $8, respectively, for interest and penalties.
In 2016, the Company settled tax-related claims in an Italian court for $9 which included $4 of interest and penalties. In 2016, the Company also received a reimbursement of $9 under a tax indemnification agreement and included this in non-operating expenses (net) in the Company’s Consolidated Statement of Operations.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world with examinations ongoing in a few of those jurisdictions including Canada, China, Germany, and India. Such major jurisdictions with open tax years are as follows: United States 2014-2018, China, 2008-2018, Germany 2006-2018, Italy 2013-2018, India 2014-2018, Switzerland 2016-2018, Singapore 2014-2018, Japan 2011-2018, Thailand 2012-2018, Hong Kong 2013-2018, Canada 2009-2014 and Brazil 2013-2018. The Company believes that it is reasonably possible that a net increase of unrecognized tax benefits within the range of $0 and $50 may occur within the next 12 months as a result of the addition of new uncertain tax position, as well as the revaluation of existing uncertain tax positions resulting from developments in examinations, including the previously mentioned Germany examination, that are currently ongoing, in appeals or in the courts.
The Company is recognizing the earnings of non-U.S. operations currently in its U.S. consolidated income tax return as of December 31, 2018 and is expecting that, with the exception of Germany and Japan, all earnings will be repatriated to the U.S. The Company has accrued the incremental tax expense expected to be incurred upon the repatriation of these earnings. In addition, the Company has certain intercompany arrangements that, if settled, may trigger taxable gains or losses based on foreign currency exchange rates in place at the time of settlement. As a result, the Company is asserting permanent reinvestment with respect to certain intercompany transactions considered indefinite. Since the currency translation impact is considered indefinite, the Company has not provided deferred taxes on gains of $22, which could result in a tax obligation of $6, based on currency exchange rates as of December 31, 2018. Should the intercompany arrangement be settled or the Company changes its assertion, the actual tax impact will depend on the currency exchange rate at the time of settlement or change in assertion.

12. Commitments and Contingencies
Non-Environmental Legal Matters
The Company is involved in various legal proceedings in the ordinary course of business and had reserves of $2 and $4 at December 31, 2018 and December 31, 2017, respectively, for all non-environmental legal defense costs incurred and settlement costs that it believes are probable and estimable, all of which are included in “Other current liabilities” in the Consolidated Balance Sheets.
In connection with the bankruptcy cases, in September 2014, the trustees for the Old First Lien Notes and the Old Secured Notes filed an appeal before the U.S. District Court for the Southern District of New York seeking reversal of the Bankruptcy Court’s determinations that the interest rates on First Lien Notes and Second Lien Notes under the Plan was proper and in accordance with United States Bankruptcy Code.  In May 2015, the District Court affirmed the Bankruptcy Court rulings, and the trustees subsequently appealed the District Court decision to the United States Court of Appeals for the Second Circuit.  In October 2017, the Second Circuit reversed the District Court’s determination with respect to the interest rates and remanded the issue to the Bankruptcy Court for further proceedings.  An adverse resolution of this matter could result in an obligation by the Company to make a catch-up payment for past due interest and an increase in the Company’s interest costs going forward.   At this time, the Company is unable to estimate any reasonably possible loss, or range of losses, with regard to this matter.
Purchase Commitments
The Company has signed multi-year agreements with vendors in order to obtain favorable pricing and terms on products that are necessary for the ongoing operation of its business. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. A majority of these contractual commitments are related to the off-take agreement with ASM. As of December 31, 2018, future contractual minimums are as follows:

Year	Total
2019	$175
2020	116
2021	90
2022	89
2023	89
2024 and beyond	265
Total minimum payments	824
Less: Amount representing interest	(83)
Present value of minimum payments	$741

Environmental Matters
The Company is involved in certain remediation actions to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs at each site are based on the Company’s best estimate of discounted future costs. As of both December 31, 2018 and December 31, 2017, the Company had recognized obligations of $12, for remediation costs at the Company’s manufacturing facilities and offsite landfills. These amounts are included in “Other long-term liabilities” in the Consolidated Balance Sheets.

Included in these liabilities is $7 related to groundwater treatment at the Company’s Waterford, NY site. In 1988, a consent decree was signed with the State of New York which requires recovery of groundwater at the site to contain migration of specified contaminants in the groundwater. A groundwater pump and treat system and groundwater monitoring program are currently operational to implement the requirements of this consent decree.
Due to the long-term nature of the project and the uncertainty inherent in estimating future costs of implementing this program, this liability was recorded at its net present value, which assumes a 3.13% discount rate and an estimated time period of 50 years and is included in our total obligations as discussed above. The undiscounted obligations, which are expected to be paid over the estimated period, are approximately $14. Over the next five years the Company expects to make ratable payments totaling approximately $2.

13. Pension and Postretirement Benefits
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
Substantially all U.S. employees may also participate in the Company's defined contribution plan. Under this plan, eligible employees may invest a portion of their earnings on a before or after tax basis, with the Company matching between 50% of the first 7% of eligible earnings and 100% of the first 5% of eligible earnings. In conjunction with the freeze of the U.S. pension benefit, the Company enhanced its defined contribution plan for impacted employees by providing a Company match up to 5% of the eligible compensation. The Company also provides an annual retirement contribution to employees not eligible to earn pension benefits, which is a contribution ranging from 2% to 7% of eligible compensation that is deposited in the accounts of eligible employees each year based on years of service. Finally, the Company also instituted an achievement match for employees not eligible to earn pension benefits, which is an additional employer match up to 1.25% that will be deposited into the accounts of eligible employees each year if global incentive targets are achieved.
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
Postretirement Plans
The Company's U.S. health and welfare plan provides post-retirement health and life insurance to retirees and their eligible dependents who meet certain eligibility requirements. The plan was closed on December 31, 2016 for salaried exempt and non-exempt employees who were not already retired.  Effective December 31, 2017 the plan was also closed to our largest collective bargaining groups, IUE/CWA union who were not already retired.  For eligible retirees in the closed groups, as of the closure date, the Company transferred participating retirees and eligible participating dependents to a Health Reimbursement Arrangement (“HRA”), and funds an HRA account for participants to utilize in purchasing coverage on the Healthcare Exchange. In connection with the HRA, the Company also modified the formula for calculating the amount of employer-paid life insurance. The Company funds retiree healthcare benefits on a pay-as-you-go basis, and retiree life insurance amounts are fully-insured. The Company uses a December 31 measurement date for this plan. The Company also provides non-pension postretirement benefit plans to certain Brazilian associates. The Brazilian plan became effective in 2012 as a result of a change in certain regulations, and provides retirees that contributed towards coverage while actively employed, with access to medical benefits, with the retiree being responsible for 100% of the premiums. In 2014, the plan was amended such that 100% of the premiums of active employees are paid by the Company.

The following table presents the change in benefit obligation, change in plan assets and components of funded status for the Company’s defined benefit pension and non-pension postretirement benefit plans for the years ended December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of period	$259	$241	$241	$207	$35	$1	$53	$1
Service cost	6	12	6	12	—	—	1	—
Interest cost	9	3	9	3	1	—	1	—
Actuarial (gains) losses	(19)	4	8	(2)	(4)	1	—	—
Foreign currency exchange rate changes	—	(6)	—	23	—	—	—	—
Benefits paid	(7)	(3)	(5)	(5)	(3)	—	(2)	—
Plan amendments	—	—	—	—	(5)	—	(18)	—
Plan settlements	—	(6)	—	—	—	—	—	—
Other	—	—	—	3	—	—	—	—
Benefit obligation at end of period	248	245	259	241	24	2	35	1
Change in Plan Assets
Fair value of plan assets at beginning of period	154	42	122	35	—	—	—	—
Actual return on plan assets	(11)	(1)	19	3	—	—	—	—
Foreign currency exchange rate changes	—	—	—	2	—	—	—	—
Employer contributions	10	9	18	6	2	—	2	—
Benefits paid	(6)	(4)	(5)	(5)	(2)	—	(2)	—
Plan settlements	—	(6)	—	—	—	—	—	—
Other	—	—	—	1	—	—	—	—
Fair value of plan assets at end of period	147	40	154	42	—	—	—	—
Funded status of the plan at end of period	$(101)	$(205)	$(105)	$(199)	$(24)	$(2)	$(35)	$(1)

	Pension Benefits				Non-Pension Postretirement Benefits
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Amounts recognized in the Consolidated Balance Sheets at December 31 consist of:
Other current liabilities	$(1)	$(2)	$(1)	$(2)	$(2)	$—	$(2)	$—
Long-term pension and post employment benefit obligations	(100)	(203)	(104)	(197)	(22)	(2)	(33)	(1)
Accumulated other comprehensive (income) loss	1	(1)	1	(1)	(31)	—	(30)	—
Net amounts recognized	$(100)	$(206)	$(104)	$(200)	$(55)	$(2)	$(65)	$(1)
Amounts recognized in Accumulated other comprehensive income at December 31 consist of:
Net actuarial (gain) loss	$—	$—	$—	$—	$—	$—	$—	$—
Net prior service (benefit) cost	1	(1)	1	(1)	(41)	—	(41)	—
Deferred income taxes	—	—	—	—	10	—	11	—
Net amounts recognized	$1	$(1)	$1	$(1)	$(31)	$—	$(30)	$—
Accumulated benefit obligation	$241	$233	$251	$230
Accumulated benefit obligation for funded plans	(248)	(245)	(259)	(241)
Pension plans with underfunded or non-funded accumulated benefit obligations at December 31:
Aggregate projected benefit obligation	$248	$245	$259	$241
Aggregate accumulated benefit obligation	241	233	251	230
Aggregate fair value of plan assets	147	40	154	42
Pension plans with projected benefit obligations in excess of plan assets at December 31:
Aggregate projected benefit obligation	$248	$245	$259	$241
Aggregate fair value of plan assets	147	40	154	42
The foreign currency impact reflected in these rollforward tables are primarily for changes in the euro versus the U.S. dollar.

Following are the components of net pension and postretirement expense recognized for the years ended December 31, 2018, 2017, and 2016, respectively:

	Pension Benefits
	U.S. Plans
	Year Ended December 31,
	2018	2017	2016
Service cost[2]	$6	$6	$6
Interest cost on projected benefit obligation	9	9	9
Expected return on assets	(12)	(9)	(9)
Recognized actuarial loss (gain)[1]	3	(2)	15
Amortization of net losses	—	—	—
Net expense	$6	$4	$21

	Pension Benefits
	Non-U.S. Plans
	Year Ended December 31,
	2018	2017	2016
Service cost[2]	$12	$12	$10
Interest cost on projected benefit obligation	3	3	3
Expected return on assets	—	(1)	(1)
Recognized actuarial loss (gain)[1]	6	(3)	18
Amortization of net losses	—	—	—
Curtailment gain	—	—	—
Settlement loss	—	—	—
Net expense	$21	$11	$30

(1)
The actuarial loss (gain) recognized on pension benefits during the fiscal year ended December 31, 2018, December 31, 2017 and December 31, 2016 mainly relates to the increase/decrease in projected benefit obligation due to changes in the discount rate as a result of the annual re-measurement. The Company recorded this gain in Non-operating expense (income), net in the Consolidated Statements of Operations.

	Non-Pension Postretirement Benefits
	U.S. Plans
	Year Ended December 31,
	2018	2017	2016
Service cost[2]	$—	$1	$1
Interest cost on projected benefit obligation	1	1	2
Amortization of prior service benefit	(5)	(5)	(3)
Recognized actuarial (gain) loss	(4)	—	—
Net expense	$(8)	$(3)	$—

	Non-Pension Postretirement Benefits
	Non-U.S. Plans
	Year Ended December 31,
	2018	2017	2016
Recognized actuarial (gain) loss	1	—	—
Net expense	$1	$—	$—

(2)
Service cost of $13 and $5 were recorded in Cost of sales and Selling, general and administrative expense, respectively, for the year ended December 31, 2018. Service cost of $14 and $5 were recorded in Cost of sales and Selling, general and administrative expense, respectively, for the year ended December 31, 2017. Service cost of $13 and $4 were recorded in Cost of sales and Selling, general and administrative expense, respectively, for the year ended December 31, 2016. All non-service costs are included in Non-operating (income) expense, net in the unaudited Consolidated Statements of Operations.

The following amounts were recognized in “Other comprehensive loss” during the period from January 1, 2018 through December 31, 2018:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial gains arising during the year	$3	$6	$(4)	$1	$(1)	$7
Prior service cost from plan amendments	—	—	(5)	—	(5)	—
Amortization of prior service (cost) benefit	—	—	5	—	5	—
Recognition of net actuarial gains	(3)	(6)	4	(1)	1	(7)
Gain recognized in other comprehensive loss	—	—	—	—	—	—
Deferred income taxes	—	—	(1)	—	(1)	—
Gain recognized in other comprehensive loss, net of tax	$—	$—	$(1)	$—	$(1)	$—

The following amounts were recognized in “Other comprehensive loss” during the period from January 1, 2017 through December 31, 2017:

	Pension Benefits		Non-Pension Postretirement Benefits		Total
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial losses arising during the year	$(2)	$(3)	$—	$—	$(2)	$(3)
Prior service cost from plan amendments	—	—	(18)	—	(18)	—
Amortization of prior service (cost) benefit	—	—	5	—	5	—
Amortization of net losses	2	3	—	—	2	3
Gain recognized in other comprehensive loss	—	—	(13)	—	(13)	—
Deferred income taxes	—	—	—	—	—	—
Gain recognized in other comprehensive loss, net of tax	$—	$—	$(13)	$—	$(13)	$—

The amounts in “Accumulated other comprehensive income” at December 31, 2018 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year is approximately $5.
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
The weighted average rates used to determine the benefit obligations were as follows at December 31:

	Pension Benefits				Non-Pension Postretirement Benefits
	2018		2017		2018		2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.4%	1.6%	3.7%	1.6%	4.3%	9.3%	3.6%	9.9%
Rate of increase in future compensation levels	2.3%	2.8%	2.8%	2.8%	—	—	—	—
The weighted average assumed health care cost trend rates are as follows at December 31:
Health care cost trend rate assumed for next year	—	—	—	—	6.0%	9.2%	6.3%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	—	—	4.5%	6.1%	4.5%	6.3%
Year that the rate reaches the ultimate trend rate	—	—	—	—	2023	2025	2023	2026
The weighted average rates used to determine net periodic pension expense (benefit) were as follows for the years ended December 31, 2018, 2017, and 2016, respectively:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Discount rate	3.7%	4.2%	4.5%	1.7%	1.8%	2.2%
Rate of increase in future compensation levels	2.8%	3.0%	3.3%	2.9%	3.1%	3.1%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	2.2%	2.1%	2.4%

	Non-Pension Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Discount rate	3.6%	3.9%	4.4%	9.9%	11.2%	12.6%
The impact of a one-percentage-point change in the assumed health care cost trend rates on U.S. and non-U.S. plans is negligible.

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

	Actual		Target
	2018	2017
Weighted average allocations of U.S. pension plan assets at December 31:
Equity securities	48%	53%	48%
Debt securities	37%	34%	32%
Alternative investments	15%	13%	20%
Total	100%	100%	100%
Weighted average allocations of non-U.S. pension plan assets at December 31:
Equity securities	20%	26%	20%
Debt securities	21%	17%	19%
Cash, short-term investments and other	59%	57%	61%
Total	100%	100%	100%
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

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2018:

	Fair Value Measurements Using
	2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Subtotal	NAV-based assets	Total
Large cap equity funds(a)	$—	$33	$—	$33	$—	$33
Small/mid cap equity funds(a)	—	11	—	11	—	11
Other international equity(a)	—	27	—	27	—	27
Debt securities/fixed income(b)	—	54	—	54	—	54
Alternative investments(c)	—	—	1	1	21	22
Total	$—	$125	$1	$126	$21	$147

The following table presents U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value Measurements Using
	2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Subtotal	NAV-based assets	Total
Large cap equity funds(a)	$—	$38	$—	$38	$—	$38
Small/mid cap equity funds(a)	—	12	—	12	—	12
Other international equity(a)	—	32	—	32	—	32
Debt securities/fixed income(b)	—	52	—	52	—	52
Alternative investments(c)	—	—	—	—	20	20
Total	$—	$134	$—	$134	$20	$154

The following table presents non-U.S. pension plan investments measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Fair Value Measurements Using
	2018				2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobserv-able Inputs (Level 3)	Total
Other international equity(a)	$—	$8	$—	$8	$—	$11	$—	$11
Debt securities/fixed income(b)	—	9	—	9	—	7	—	7
Pooled insurance products with fixed income guarantee(a)	—	22	—	22	—	23	—	23
Cash, money market and other(d)	—	1	—	1	—	1	—	1
Total	$—	$40	$—	$40	$—	$42	$—	$42

(a)	Level 2 equity securities are primarily in pooled asset and mutual funds and are valued based on underlying net asset value multiplied by the number of shares held.

(b)
Level 2 fixed income securities are valued using a market approach that includes various valuation techniques and sources, primarily using matrix/market corroborated pricing based on observable inputs including yield curves and indices.

(c)
Level 3 alternative investments comprising of structured credit investments and fund of funds that are valued at the net asset value (“NAV”) practical expedient to estimate fair value. The NAV is provided by the fund administrator or the investment manager and is based on the value of the underlying assets owned by the fund minus its liabilities. Redemption of investments in this class require 90 days notice.

(d)
Cash, money market and other securities include mutual funds, certificates of deposit and other short-term cash investments for which the share price is $1 or book value is assumed to equal fair value due to the short duration of the investment term.

Projections of Plan Contributions and Benefit Payments
The Company expects to make contributions totaling $13 to its defined benefit pension plans in 2019.
Estimated future plan benefit payments as of December 31, 2018 are as follows:

	Pension Benefits		Non-Pension Postretirement Benefits
Year	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2019	$7	$5	$2	$—
2020	8	7	2	—
2021	9	7	2	—
2022	11	6	2	—
2023	12	7	2	—
2024-2028	73	38	7	—

14. Segment and Geographic Information
In the third quarter of 2017, the Company reorganized its segment structure and bifurcated its Silicones segment into Performance Additives and Formulated and Basic Silicones to better reflect the Company’s specialty chemical portfolio and related performance. This reorganization included a change in the Company’s operating segments from two to four segments. The Company reorganized to the new four segment model, by implementing the following:

•	preparing financial information separately and regularly for each of the four segments; and

•	having the CEO regularly review the results of operations and assess the performance of each of these segments

The four segment model is composed of the following:

•	a new Performance Additives segment realigned from the former Silicones segment;

•	a new Formulated and Basic Silicones segment realigned from the former Silicones segment;

•	a Quartz Technologies segment, which has been renamed from the existing Quartz segment; and

•	a Corporate segment.
The Company’s segments are based on the products that the Company offers and the markets that it serves. The Performance Additives business is engaged in the manufacture, sale and distribution of specialty silanes, silicone fluids and urethane additives. The Formulated and Basic Silicones business is engaged in the manufacture, sale and distribution of sealants, electronics materials, coatings, elastomers and basic silicone fluids. The Quartz Technologies business is engaged in the manufacture, sale and distribution of high-purity fused quartz and ceramic materials. In addition, Corporate consists of corporate, general and administrative expenses that are not allocated to the other segments, such as certain shared service and other administrative functions.
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

Net Sales(1):

	Year Ended December 31,
	2018	2017	2016
Performance Additives	$973	$900	$849
Formulated and Basic Silicones	1,522	1,229	1,212
Quartz Technologies	210	202	172
Total	$2,705	$2,331	$2,233
Segment EBITDA:

	MPM HOLDINGS INC.
	Year Ended December 31,
	2018	2017	2016
Performance Additives(2)	$193	$188	$187
Formulated and Basic Silicones	200	105	70
Quartz Technologies	45	40	20
Corporate	(38)	(40)	(39)
Total	$400	$293	$238

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
	2018	2017	2016
Performance Additives(2)	$193	$188	$187
Formulated and Basic Silicones	200	105	70
Quartz Technologies	45	40	20
Corporate	(37)	(39)	(37)
Total	$401	$294	$240

Depreciation and Amortization:

	Year Ended December 31,
	2018	2017	2016
Performance Additives	$60	$60	$62
Formulated and Basic Silicones	75	70	94
Quartz Technologies	24	24	29
Total	$159	$154	$185
Capital Expenditures(3):

	Year Ended December 31,
	2018	2017	2016
Performance Additives	$51	$92	$57
Formulated and Basic Silicones	55	60	52
Quartz Technologies	13	16	14
Total	$119	$168	$123
Total Assets as of December 31(4):

	2018	2017
Performance Additives	$1,214	$1,185
Formulated and Basic Silicones	1,353	1,254
Quartz Technologies	251	267
Corporate	12	11
Total	$2,830	$2,717

(1)	Inter-segment sales are not significant and, as such, are eliminated within the selling segment.

(2)
Included in the Formulated and Basic Silicones segment’s Segment EBITDA are “Earnings from unconsolidated entities, net of taxes” of $2, $0, and $1 for the years ended December 31, 2018, 2017, and 2016, respectively.

(3)	Capital Expenditures are shown on the accrual basis.

(4)
Cash and cash equivalents that were originated by the Performance Additives, Formulated and Basic Silicones, and Quartz Technologies operating segments are included within the total assets of Performance Additives, Formulated and Basic Silicones, and Quartz Technologies, respectively. Deferred income tax assets are included within Corporate as reconciling amounts to the Company's total assets as presented on the Consolidated Balance Sheets.

Reconciliation of Net Income (Loss) to Segment EBITDA:

	MPM HOLDINGS INC.
	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$69	$—	$(163)
Interest expense, net	81	80	76
Income tax expense	44	15	18
Depreciation and amortization	159	154	185
Gain on extinguishment and exchange of debt	—	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$14	$12	$26
Unrealized losses (gains) on pension and postretirement benefits	6	(5)	33
Restructuring and discrete costs	16	36	70
Reorganization items, net	11	1	2
Segment EBITDA	$400	$293	$238

	MOMENTIVE PERFORMANCE MATERIALS INC.
	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$71	$1	$(161)
Interest expense, net	81	80	76
Income tax expense	44	15	18
Depreciation and amortization	159	154	185
Gain on extinguishment and exchange of debt	—	—	(9)

Items not included in Segment EBITDA:
Non-cash charges and other income and expense	$13	$12	$26
Unrealized losses (gains) on pension and postretirement benefits	6	(5)	33
Restructuring and discrete costs	16	36	70
Reorganization items, net	11	1	2
Segment EBITDA	$401	$294	$240

Items Not Included in Segment EBITDA
Not included in Segment EBITDA are certain non-cash and other income and expenses.
For the years ended December 31, 2018, 2017 and 2016, non-cash charges primarily included asset impairment charges, loss due to scrapping of certain assets, stock based compensation expense, and net foreign exchange transaction gains and losses related to certain intercompany arrangements.
For the years ended December 31, 2018, 2017 and 2016, unrealized losses (gains) on pension and postretirement benefits represented non-cash actuarial losses recognized upon the re-measurement of our pension and postretirement benefit obligations.
Restructuring and discrete costs for all periods primarily included expenses from restructuring and integration. For the year ended December 31, 2018, these amounts also included a gain related to an insurance reimbursement of $8 related to fire damage at our Leverkusen, Germany facility and the restructuring costs related to the Company’s announced $15 restructuring programs. For the years ended December 31, 2017 and 2016, these amounts included costs arising from the work stoppage inclusive of unfavorable manufacturing variances at our Waterford, New York facility. For the year ended December 31, 2017, these costs also included a gain of $24 related to insurance reimbursement related to fire damage at our Leverkusen, Germany facility and $3 related to a postponed offering of our securities. For the year ended December 31, 2016, these costs also included exit costs due to siloxane capacity transformation programs at our Leverkusen, Germany facility, loss of $10 due to a fire at our Leverkusen, Germany facility, and recovery of Italian tax claims from GE.
Reorganization items, net represent incremental costs incurred directly as a result of our Chapter 11 bankruptcy filing of 2014 from which we emerged in 2014. For the years ended December 31, 2016 and 2015 these amounts were primarily related to certain professional fees. For the year ended December 31, 2018, reorganization items, net represented professional fees and bankruptcy court fees.

Geographic Information:
The following tables show data by geographic area. Net sales are based on the location of the operation recording the final sale to the customer. Total long-lived assets consist of property and equipment, net of accumulated depreciation, intangible assets, net of accumulated amortization and goodwill.
Net Sales(1):

	Year Ended December 31,
	2018	2017	2016
United States	$924	$801	$741
Germany	696	618	620
China	361	276	273
Japan	245	227	208
Other International	479	409	391
Total	$2,705	$2,331	$2,233

(1)	Sales are attributed to the country in which the individual business locations reside.
Long-Lived Assets as of December 31:

	2018	2017
United States	$750	$772
Germany	275	275
China	145	157
Japan	305	316
Other International	148	163
Total	$1,623	$1,683

15. Changes in Accumulated Other Comprehensive Income
Following is a summary of changes in “Accumulated other comprehensive income” for the years ended December 31, 2018 and 2017:

	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2017	$17	$(93)	$(76)
Other comprehensive (income) loss before reclassifications, net of tax	18	45	63
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax (1)	(5)	—	(5)
Net other comprehensive income (loss)	13	45	58
Balance at December 31, 2017	$30	$(48)	$(18)
Other comprehensive (income) loss before reclassifications, net of tax	5	(23)	(18)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax (1)	(4)	—	(4)
Net other comprehensive income (loss)	1	(23)	(22)
Balance at December 31, 2018	$31	$(71)	$(40)

(1)
Other comprehensive income related to defined benefit pension and postretirement plans for the fiscal year ended December 31, 2018 represents the recognition of net prior service benefit following certain plan provision changes, reduced by amortization of net prior service benefit during fiscal year ended December 31, 2018 (see Note 13).

	Amount Reclassified From Accumulated Other Comprehensive Income
	Year Ended December 31,
Amortization of defined benefit pension and other postretirement benefit items:	2018	2017	2016	Location of Reclassified Amount in Income
Prior service costs	$5	$5	$4	(1)
Actuarial losses	—	—	—	(1)
Total before income tax	5	5	4
Income tax benefit	(1)	—	(1)	Income tax expense
Total	$4	$5	$3

(1)	These accumulated other comprehensive income components are included in the computation of net pension and postretirement benefit expense (see Note 13).

16. Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share attributable to Momentive for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
(in millions, except share data)	2018	2017	2016
Net income (loss)	$69	$—	$(163)
Weighted average common shares—basic	48,183,810	48,112,584	48,050,048
Effect of dilutive potential common shares	565,178	229,332	—
Weighted average shares outstanding—diluted	48,748,988	48,341,916	48,050,048
Net income (loss) per share—basic	$1.43	$—	$(3.39)
Net income (loss) per share—diluted	$1.42	$—	$(3.39)
Potentially dilutive employee share-based awards, excluded	—	—	—

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

17. Guarantor/Non-Guarantor Subsidiary Financial Information
As of December 31, 2018, MPM had outstanding $1,100 in aggregate principal amount of the First Lien Notes and $202 in aggregate principal amount of the Second Lien Notes. The notes are fully and unconditionally guaranteed on a senior secured basis by each of MPM’s existing U.S. subsidiaries that is a guarantor under MPM’s ABL Facility and the Company’s future U.S. subsidiaries (other than receivables subsidiaries and U.S. subsidiaries of foreign subsidiaries) that guarantee any debt of the Company or any of the guarantor subsidiaries of MPM under the related indenture (the “Note Guarantors”). The following condensed consolidated financial information presents the Condensed Consolidated Balance Sheets as of December 31, 2018 and 2017, the Condensed Consolidated Statements of Operations for the fiscal years ended December 31, 2018, 2017 and 2016 and Condensed Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2018, 2017 and 2016 of (i) MPM (Parent); (ii) the guarantor subsidiaries; (iii) the non-guarantor subsidiaries; and (iv) MPM on a consolidated basis.
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

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $1, respectively)	$—	$45	$215	$—	$260
Accounts receivable	—	111	240	—	351
Due from affiliates	—	72	30	(102)	—
Inventories:
Raw materials	—	77	90	—	167
Finished and in-process goods	—	139	167	—	306
Other current assets	—	12	34		46
Total current assets	—	456	776	(102)	1,130
Investment in unconsolidated entities	1,754	477	51	(2,231)	51
Deferred income taxes	—	—	12	—	12
Other long-term assets	4	—	10	—	14
Intercompany loans receivable	289	1,031	216	(1,536)	—
Property and equipment, net	—	537	611	—	1,148
Goodwill	—	105	109	—	214
Other intangible assets, net	—	108	153	—	261
Total assets	$2,047	$2,714	1,938	$(3,869)	$2,830
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payables	$—	$94	$232	$—	$326
Due to affiliates	—	30	72	(102)	—
Debt payable within one year	—	—	36	—	36
Interest payable	12	—	—	—	12
Income taxes payable	—	—	14	—	14
Accrued payroll and incentive compensation	—	43	30	—	73
Other current liabilities	—	36	59	—	95
Total current liabilities	12	203	443	(102)	556
Long-term liabilities:
Long-term debt	1,217	—	—	—	1,217
Intercompany loans payable	222	614	700	(1,536)	—
Pension liabilities	—	121	206	—	327
Deferred income taxes	—	8	53	—	61
Other long-term liabilities	—	14	59	—	73
Total liabilities	1,451	960	1,461	(1,638)	2,234
Total equity (deficit)	596	1,754	477	(2,231)	596
Total liabilities and (deficit) equity	$2,047	$2,714	$1,938	$(3,869)	$2,830

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents (including restricted cash of $0, $0 and $1, respectively)	$14	$1	$159	$—	$174
Accounts receivable	—	94	229	—	323
Due from affiliates	3	62	40	(105)	—
Inventories:
Raw materials	—	76	77	—	153
Finished and in-process goods	—	132	160	—	292
Other current assets	—	11	40		51
Total current assets	17	376	705	(105)	993
Investment in unconsolidated entities	1,640	339	19	(1,979)	19
Deferred income taxes	—	—	11	—	11
Other long-term assets	—	1	10	—	11
Intercompany loans receivable	288	978	116	(1,382)	—
Property and equipment, net	—	546	621	—	1,167
Goodwill	—	105	111	—	216
Other intangible assets, net	—	122	178	—	300
Total assets	$1,945	$2,467	1,771	$(3,466)	$2,717
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payables	$—	$95	$191	$—	$286
Due to affiliates	—	40	65	(105)	—
Debt payable within one year	—	—	36	—	36
Interest payable	12	—	—	—	12
Income taxes payable	—	—	7	—	7
Accrued payroll and incentive compensation	—	39	29	—	68
Other current liabilities	—	33	69	—	102
Total current liabilities	12	207	397	(105)	511
Long-term liabilities:
Long-term debt	1,192	—	—	—	1,192
Intercompany loans payable	196	469	717	(1,382)	—
Pension liabilities	—	137	198	—	335
Deferred income taxes	—	—	60	—	60
Other long-term liabilities	—	14	60	—	74
Total liabilities	1,400	827	1,432	(1,487)	2,172
Total equity (deficit)	545	1,640	339	(1,979)	545
Total liabilities and (deficit) equity	$1,945	$2,467	$1,771	$(3,466)	$2,717

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,258	$2,110	$(663)	$2,705
Cost of sales	—	1,029	1,712	(663)	2,078
Gross profit	—	229	398	—	627
Selling, general and administrative expense	—	204	127	—	331
Research and development expense	—	44	25	—	69
Restructuring and discrete costs	—	17	(3)	—	14
Other operating (income) expense	—	(7)	12	—	5
Operating (loss) income	—	(29)	237	—	208
Interest expense (income), net	75	(21)	27	—	81
Non-operating (income) expense, net	—	(8)	11	—	3
Reorganization items, net	—	11	—	—	11
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(75)	(11)	199	—	113
Income tax expense	—	9	35	—	44
(Loss) income before earnings (losses) from unconsolidated entities	(75)	(20)	164	—	69
Earnings (losses) from unconsolidated entities, net of taxes	146	166	2	(312)	2
Net income (loss)	$71	$146	$166	$(312)	$71
Comprehensive income	$49	$124	$157	$(281)	$49

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,128	$1,838	$(635)	$2,331
Cost of sales	—	958	1,508	(635)	1,831
Gross profit	—	170	330	—	500
Selling, general and administrative expense		184	155	—	339
Research and development expense	—	42	22	—	64
Restructuring and discrete costs	—	23	(17)	—	6
Other operating expense (income)	—	12	(2)	—	10
Operating (income) loss	—	(91)	172	—	81
Interest expense (income), net	75	(27)	32	—	80
Non-operating (income) expense, net	(2)	(10)	(4)	—	(16)
Reorganization items, net	—	1	—	—	1
(Loss) income before income taxes and (losses) earnings from unconsolidated entities	(73)	(55)	144	—	16
Income tax expense	—	—	15	—	15
(Loss) income before loss from unconsolidated entities	(73)	(55)	129	—	1
Earnings (losses) from unconsolidated entities, net of taxes	74	129	—	(203)	—
Net income (loss)	$1	$74	$129	$(203)	$1
Comprehensive income	$59	$131	$139	$(270)	$59

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,047	$1,775	$(589)	$2,233
Cost of sales	—	913	1,521	(589)	1,845
Gross profit	—	134	254	—	388
Selling, general and administrative expense	1	169	141	—	311
Research and development expense	—	39	25	—	64
Restructuring and discrete costs	—	10	32	—	42
Other operating expense (income)	—	5	11	—	16
Operating (loss) income	(1)	(89)	45	—	(45)
Interest expense (income), net	72	(44)	48	—	76
Non-operating (income) expense, net	(8)	13	25	—	30
Gain on extinguishment of debt (see Note 8)	(9)	—	—	—	(9)
Reorganization items, net	—	2	—	—	2
(Loss) income before income taxes and losses from unconsolidated entities	(56)	(60)	(28)	—	(144)
Income tax (benefit) expense	—	(10)	28	—	18
(Loss) income before (losses) earnings from unconsolidated entities	(56)	(50)	(56)	—	(162)
(Losses) earnings from unconsolidated entities, net of taxes	(105)	(55)	1	160	1
Net (loss) income	$(161)	$(105)	$(55)	$160	$(161)
Comprehensive loss	$(145)	$(88)	$(49)	$137	$(145)

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2018

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$(49)	$21	$312		$(45)	$239
Cash flows used in investing activities:
Capital expenditures	—	(48)	(67)		—	(115)
Purchases of intangible assets	—	(1)	—		—	(1)
Capital reimbursed from insurance proceeds	—	—	3		—	3
Investment in unconsolidated affiliate	—	—	(30)		—	(30)
Return of capital from subsidiary from sales of accounts receivable	—	56	—		(56)	—
	—	7	(94)		(56)	(143)
Cash flows provided by (used in) financing activities:
Borrowings of short-term debt	—	—	47		—	47
Repayments of short-term debt	—	—	(47)		—	(47)
Net intercompany loan borrowings (repayments)	41	42	(83)		—	—
Intercompany dividend	—	(26)	(19)		45	—
Common stock dividends paid	(2)	—	—		—	(2)
ABL financing fees	(4)	—	—		—	(4)
Return of capital to parent from sales of accounts receivable	—	—	(56)	(a)	56	—
	35	16	(158)		101	(6)
Increase (decrease) in cash and cash equivalents	(14)	44	60		—	90
Effect of exchange rate changes on cash	—	—	(4)		—	(4)
Cash, cash equivalents, and restricted cash at beginning of period	14	1	159		—	174
Cash, cash equivalents, and restricted cash at end of period	$—	$45	$215		$—	$260

(a)
During the fiscal year ended December 31, 2018, Momentive Performance Materials USA LLC contributed receivables of $56 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the fiscal year ended December 31, 2018, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2017

	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$18	$(13)		$171		$(61)	$115
Cash flows used in investing activities:
Capital expenditures	—	(72)		(98)		—	(170)
Purchases of intangible assets	—	(1)		(1)		—	(2)
Purchase of a business	—	(9)		—		—	(9)
Capital reimbursed from insurance proceeds	—	—		9		—	9
Return of capital from subsidiary from sales of accounts receivable	—	53	(a)	—		(53)	—
	—	(29)		(90)		(53)	(172)
Cash flows provided by (used in) financing activities:
Borrowings of short-term debt	—	—		50		—	50
Repayments of short-term debt	—	—		(51)		—	(51)
Net intercompany loan borrowings (repayments)	(42)	68		(26)		—	—
Intercompany dividend	—	(26)		(35)		61	—
Common stock dividends paid	(1)	—		—		—	(1)
Return of capital to parent from sales of accounts receivable	—	—		(53)	(a)	53	—
	(43)	42		(115)		114	(2)
Increase (decrease) in cash and cash equivalents	(25)	—		(34)		—	(59)
Effect of exchange rate changes on cash	—	—		5		—	5
Cash, cash equivalents, and restricted cash at beginning of period	39	1		188		—	228
Cash, cash equivalents, and restricted cash at end of period	$14	$1		$159		$—	$174

(a)
During the fiscal year ended December 31, 2017, Momentive Performance Materials USA LLC contributed receivables of $53 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the fiscal year ended December 31, 2017, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

MOMENTIVE PERFORMANCE MATERIALS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016

	Parent	Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations	Consolidated
Cash flows (used in) provided by operating activities	$63	$61		$112		$(92)	$144
Cash flows used in investing activities:
Capital expenditures	—	(56)		(61)		—	(117)
Purchases of intangible assets	—	(2)				—	(2)
Proceeds from sale of assets	—	1				—	1
Return of capital from subsidiary from sales of accounts receivable	—	60	(a)	—		(60)	—
	—	3		(61)		(60)	(118)
Cash flows provided by (used in) financing activities:
Borrowings of short-term debt	—	—		48		—	48
Repayments of short-term debt	(3)	—		(45)		—	(48)
Repayments of long-term debt	(16)	—		—		—	(16)
Net intercompany loan borrowings (repayments)	(61)	(1)		62		—	—
Intercompany dividend	—	(64)		(28)		92	—
Common stock dividends paid	(1)	—		—		—	(1)
Return of capital to parent from sales of accounts receivable		—		(60)	(a)	60	—
	(81)	(65)		(23)		152	(17)
Increase (decrease) in cash and cash equivalents	(18)	(1)		28		—	9
Effect of exchange rate changes on cash	—	—		(2)		—	(2)
Cash, cash equivalents, and restricted cash at beginning of period	57	2		162		—	221
Cash, cash equivalents, and restricted cash at end of period	$39	$1		$188		$—	$228

(a)
During the fiscal year ended December 31, 2016, Momentive Performance Materials USA LLC contributed receivables of $60 to a non-guarantor subsidiary as capital contributions, resulting in a non-cash transaction. During the fiscal year ended December 31, 2016, the non-guarantor subsidiary sold the contributed receivables to certain banks under various supplier financing agreements. The cash proceeds were returned to Momentive Performance Materials USA LLC by the non-guarantor subsidiary as a return of capital. The sale of receivables has been included within cash flows from operating activities on the Combined Non-Guarantor Subsidiaries. The return of the cash proceeds from the sale of receivables has been included as a financing outflow and an investing inflow on the Combined Non-Guarantor Subsidiaries and the Combined Guarantor Subsidiaries, respectively.

18. Agreement and Plan of Merger
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
The completion of the Merger is subject to certain conditions, including, among others, (i) the absence of any law or order prohibiting the closing, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the termination of which occurred on October 19, 2018) and receipt of other required antitrust approvals and (iii) obtaining clearances from the Committee on Foreign Investment in the United States and (iv) that no event or development which has a material adverse effect on the assets, business, condition or results of the Company (subject to certain exceptions) has occurred. Each of the Investors and the Company has made customary representations and warranties in the Merger Agreement. The Company has agreed to various covenants and agreements, including, among others things, (i) not to solicit alternate transactions and (ii) to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the effectiveness of the Merger and refrain from taking various non-ordinary course actions during that period, and the Investors has also agreed to various covenants and agreements, including, among others things, to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the effectiveness of the Merger and refrain from taking various non-ordinary course actions during that period without consent. The obligation of each of the parties to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement.
The Merger Agreement may be terminated by each of the Investors or the Company under specified circumstances, including if the Merger is not consummated by June 13, 2019 (which date can be extended to September 13, 2019 in specified circumstances, including if the relevant antitrust approvals have not yet been obtained). The Merger Agreement contains certain termination rights for both the Investors and the Company.
Further details to the Merger Agreement can be found in the Company’s Form 8-K filed with the SEC on September 19, 2018, which was amended on December 21, 2018.
The accompanying financial statements do not include any adjustments that may be necessary under purchase accounting, upon the consummation of the Merger, to reflect the impact of the transaction on the Company’s financial position, liquidity or financial commitments.
Upon the closing of the Merger and in connection with the Company’s stock-based compensation plans (Note 10) (i) outstanding stock options will be canceled and the holder will become entitled to receive a lump-sum cash payment equal to the product of (x) the number of option shares and (y) the excess (if any) of the Merger consideration over the exercise price per share of such Company stock option, less applicable income and employment tax withholdings. and (ii) each RSU will be canceled and the holder will become entitled to receive a lump-sum cash payment equal to the Merger consideration, less applicable income and employment tax withholdings. Stock-based compensation cost related to stock options will be recognized once the satisfaction of the performance conditions become probable. In addition, the extinguishment of the Company’s indebtedness will result in a write-off of currently unamortized discounts and debt issuance costs (Note 8), and transaction fees earned by investment advisers, payable upon consummation of the Transaction.

19. Subsequent Events

In March 2019, the Company experienced a network security incident that prevented access to certain information technology systems and data within its network. The Company’s manufacturing processes, which rely on separate networks, have continued to operate safely, largely without interruption, and in compliance with all environmental regulations. The security incident primarily impacted the Company’s laptop access, email, as well as its corporate computing functions which included: order entry, shipping and receiving, vendor payments, production scheduling, and other systems which are now being processed manually, thereby ensuring business continuity, although resulting in delays in sales execution. While the financial impacts are not fully known at this time, the Company is assessing the financial impact of the incident including in relation to responsive insurance coverages that may be available, and the Company expects that orders in the month will be impacted as the Company manages through production scheduling and shipping causing delays in order fulfillment.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MPM Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPM Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers, the manner in which it accounts for pension and postretirement benefit costs and the manner in which it accounts for restricted cash in the statement of cash flows in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 27, 2019

We have served as the Company’s or its predecessor’s auditor since 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Momentive Performance Materials Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Momentive Performance Materials Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2018 including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers, the manner in which it accounts for pension and postretirement benefit costs and the manner in which it accounts for restricted cash in the statement of cash flows in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 27, 2019

We have served as the Company’s or its predecessor’s auditor since 2010.

Schedule I – Condensed Parent Company Financial Statements

MPM HOLDINGS INC.
CONDENSED PARENT COMPANY BALANCE SHEETS

(In millions)	December 31, 2018	December 31, 2017
Assets
Investment in subsidiaries	596	545
Total assets	$596	$545
Liabilities and Equity
Current liabilities:
Other current liabilities	—	1
Total current liabilities	—	1
Long-term liabilities:
Other long-term liabilities	—	—
Total liabilities	—	1
Total equity	596	544
Total liabilities and equity	$596	$545

MPM HOLDINGS INC.
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In millions)	2018	2017	2016
Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Selling, general and administrative expense	2	1	2
Restructuring and discrete costs	—	—	—
Operating loss	(2)	(1)	(2)
Interest expense, net	—	—	—
Non-operating expense, net	—	—	—
Loss on extinguishment and exchange of debt	—	—	—
Reorganization items, net	—	—	—
Loss before income taxes and equity earnings (losses) from unconsolidated subsidiaries	(2)	(1)	(2)
Income tax expense	—	—	—
Loss before equity earnings (losses) of unconsolidated subsidiaries	(2)	(1)	(2)
Equity earnings (losses) of unconsolidated subsidiaries, net of tax	71	1	(161)
Net income (loss)	$69	$—	$(163)
Comprehensive income (loss)	$47	$58	$(147)

MPM HOLDINGS INC.
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flows used in operating activities	$(2)	$(1)	$(1)
Cash flows provided by investing activities:
Dividend from MPM	2	1	1
Cash flows provided by investing activities	2	1	1
Cash flows provided by financing activities:
Net short-term debt borrowings	—	—	—
Common stock issuance proceeds	—	—	—
DIP Facility financing fees	—	—	—
Net intercompany loan repayments	—	—	—
Cash flows provided by financing activities	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

1. Background and Basis of Presentation
MPM Holdings Inc. (“MPM Holdings”) was formed on October 24, 2014, and is a holding company that conducts substantially all of its business through its subsidiaries. MPM Holdings’ wholly owned subsidiary, MPM Intermediate Holdings Inc. (“Intermediate Holdings”), is a holding company for its wholly owned subsidiary, Momentive Performance Materials Inc. and its subsidiaries (“MPM”). MPM Holdings, Intermediate Holdings and MPM are collectively referred to herein as the “Company”.
MPM Holdings’ only asset is its investment in Intermediate Holdings, and Intermediate Holdings’ only asset is its investment in MPM. There are significant restrictions over MPM Holdings’ ability to obtain funds from its subsidiaries through dividends, loans or advances. Accordingly, these Condensed Financial Statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. The accompanying condensed financial statements summarize the financial position of Momentive as of December 31, 2018 and December 31, 2017, and the results of operations and cash flows for the Company for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.
As these Condensed Parent Company Financial Statements are prepared on the same basis as the Company’s Consolidated Financial Statements, except as discussed in these notes, as applicable, these Condensed Parent Company Financial Statements should be read in conjunction with MPM Holdings’ Consolidated Financial Statements included elsewhere herein.
2. Debt
As of December 31, 2018, MPM Holdings has no direct outstanding debt obligations. However, outstanding debt obligations do exist at the Company’s subsidiaries. Refer to Note 8 of the Company’s Consolidated Financial Statements included elsewhere herein for further discussion of the debt obligations of MPM Holdings’ subsidiaries.
3. Commitments and Contingencies
MPM Holdings has no direct commitments or contingencies; however, commitments and contingencies do exist at the Company’s subsidiaries. Refer to Note 12 of the Company’s Consolidated Financial Statements included elsewhere herein for further discussion of the commitments and contingencies of MPM Holdings’ subsidiaries.

Schedule II - Valuation and Qualifying Accounts
Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions (1)	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
Year Ended December 31, 2018	$371	$(4)	$(39)	$328
Year Ended December 31, 2017	$484	$12	$(125)	$371
Year Ended December 31, 2016	$419	$70	$(5)	$484

(1)	Charged to cost and expenses. Includes the impact of foreign currency translation
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2018.
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
We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO”). Based on our assessment, we have concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above in “Management’s Annual Report on Internal Control Over Financial Reporting” that occurred during the Company’s fourth fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The supervision of our management and the general course of both Momentive and MPM’s affairs and business operations is entrusted to the board of directors (the “Board”). Set forth below are the names, ages and current positions of our executive officers of Momentive and MPM and the members of the Board as of March 27, 2019.

Name	Age	Title
John G. Boss	59	Chief Executive Officer and President and Director
Erick R. Asmussen	52	Senior Vice President and Chief Financial Officer
John D. Moran	60	Senior Vice President, General Counsel and Secretary
Mahesh Balakrishnan	35	Director
Bradley J. Bell	66	Director and Chairman of the Board
Theodore H. Butz	60	Director
John D. Dionne	55	Director
Samuel Feinstein	35	Director
Robert Kalsow-Ramos	33	Director
Scott M. Kleinman	46	Director
Julian Markby	67	Director
Jeffrey M. Nodland	63	Director
Marvin O. Schlanger	70	Director

John G. Boss was appointed Chief Executive Officer and President of Momentive and MPM on December 15, 2014, having served as a director and Interim President and Chief Executive Officer since October 24, 2014, pursuant to the Plan of Reorganization. He joined the Company as Executive Vice President and President of the Silicones and Quartz Division in March 2014. Mr. Boss was the former President of Honeywell Safety Products at Honeywell International from February 2012 to March 2014. He served in various leadership positions with Honeywell International since 2004, including Vice President and General Manager of Specialty Products from 2008 through 2012 and Vice President and General Manager of Specialty Chemicals from 2005 through 2008. Before joining Honeywell International, Mr. Boss was Vice President and General Manager of the Specialty and Fine Chemicals business of Great Lakes Chemical Corporation from 2000 through 2003 and Vice President and Business Director at Ashland Corporation (formerly International Specialty Products) from 1996 through 2000. Since December 2017, he has served as a director of Wabash National Corporation and is a member of its Compensation and Nominating, and Governance Committees. He also serves on the board of the Albany Greater Capital Region Chamber of Commerce. Mr. Boss’ position as President and Chief Executive Officer, his extensive management experience and skills in business leadership qualify him to serve as a director of Momentive.
Erick R. Asmussen was appointed Chief Financial Officer and Senior Vice President of Momentive and MPM on May 26, 2015 and a director of MPM on August 28, 2015. Prior to joining Momentive, Mr. Asmussen served as Vice President and Chief Financial Officer of GrafTech International, Ltd. (“GrafTech”) from September 2013 to May 2015. Mr. Asmussen joined GrafTech in 1999 and held leadership positions as GrafTech’s Worldwide Controller, Treasurer, Tax Director, and Vice President of Strategy, Planning, and Corporate Development. Prior to GrafTech, Mr. Asmussen worked in various financial positions with Corning Incorporated, AT&T Corporation, and Arthur Anderson LLP. Mr. Asmussen holds an M.S. in Tax from the State University of New York and a B.S. in Accounting from Rochester Institute of Technology.
John D. Moran was appointed Senior Vice President, General Counsel and Secretary for Momentive and MPM and a director of MPM on September 21, 2015. Prior to joining Momentive, Mr. Moran served as General Counsel, Vice President and Secretary of GrafTech since April 2009, where his primary responsibilities included corporate governance, regulatory compliance, commercial and transactional matters and oversight of the legal and corporate secretary functions. Mr. Moran joined GrafTech in May 2006 as Deputy General Counsel and previously held senior legal positions at Corrpro Companies, Inc. and Sealy Corporation.
Mahesh Balakrishnan was appointed a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization. Mr. Balakrishnan is a Managing Director in Oaktree’s Opportunities Funds. He joined Oaktree in 2007 and has been focused on investing in the chemicals, energy, financial institutions, real estate and shipping sectors. Mr. Balakrishnan has worked with a number of Oaktree’s portfolio companies and currently serves on the board of Star Bulk Carriers Corp. Within the past five years, he also served on the board of STORE Capital Corp. (specialty REIT). He has been active on a number of creditors’ committees, including ad hoc committees, during the Lehman Brothers and LyondellBasell restructurings. Prior to Oaktree, Mr. Balakrishnan spent two years as an analyst in the Financial Sponsors & Leveraged Finance group at UBS Investment Bank. He is a member of the Compensation Committee of the Board of Directors of Momentive. Mr. Balakrishnan serves as a director of Momentive at the discretion of certain investment funds managed by Oaktree Capital Management, which funds hold a substantial equity interest in Momentive.
Bradley J. Bell was appointed a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization, and as Chairman of the Board on December 15, 2014. Mr. Bell also has served on the Board of Directors of Chemours Corporation since July 2015, chairing the Audit Committee and serving on its Compensation Committee, and of Hennessy Capital Acquisition Corp. III since June 2017 where he chairs the Audit Committee and is a member of the Nominating & Corporate Governance and Compensation Committees. During the past five years,

Mr. Bell served on the Boards of Directors of IDEX Corporation from 2001 to 2015, Compass Minerals Corporation from 2003 to 2015, Hennessy Capital Acquisition Corp. II from 2015 to 2017 and Hennessy Capital Acquisition Corp. from 2014 to 2015. In addition, Mr. Bell has served as a director of Life Choice Crisis Pregnancy Center, a not-for-profit entity, since 2015. Mr. Bell was Executive Vice President and Chief Financial Officer at Nalco Holding Co. (formerly known as Nalco Chemical Co.) from November 2003 to September 2010. He also served as a Senior Vice President and Chief Financial Officer of Rohm & Haas Co. from 1997 to May 2003. He is a member and Chairman of both the Compensation Committee and the Nominating and Governance Committee of the Board of Directors of Momentive. In light of Mr. Bell’s extensive finance and business experience and over 30 years’ experience of serving on Boards of Directors of publicly traded companies, we believe it is appropriate for Mr. Bell to serve as a director of Momentive.
Theodore H. Butz was appointed a director of Momentive on August 4, 2016. Mr. Butz brings over 30 years of experience in building specialty chemicals businesses. He previously served as Executive Chairman of the Board of Directors for Dixie Chemical Company, a leading supplier of specialty chemicals for paper making, thermoset materials and fluid and lubricants. From 2011 through 2016, Mr. Butz was President and Chief Executive Officer of Pinova Holdings, Inc., a leading supplier of essential natural and renewable materials for fragrance, food and specialty industrial applications. Prior to Pinova, Mr. Butz was Group President for the Specialty Chemicals business at FMC Corporation. During his tenure at FMC, Mr. Butz held a variety of domestic and international leadership positions serving diverse markets and had responsibility for corporate-wide strategy and development activities, as well as corporate health and safety functions. From 2008 to 2010, Mr. Butz was also a Board Member of Aventine Renewable Energy, the second largest publicly traded ethanol supplier. Mr. Butz holds an M.B.A. from the University of San Francisco and a B.S. in Finance from Arizona State University. He is a member of the Environment, Health and Safety Committee of the Board of Directors of Momentive. In light of Mr. Butz’s extensive finance and business experience, we believe it is appropriate for Mr. Butz to serve as a director of Momentive.
John D. Dionne was appointed as a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization. He has been a Senior Advisor of the Blackstone Group, L.P., an investment firm, since July 2013 and a Senior Lecturer in the Finance Unit of the Harvard Business School since January 2014. Until he retired from his position as a Senior Managing Director at Blackstone in June 2013, Mr. Dionne was Global Head of its Private Equity Business Development and Investor Relations Groups and served as a member of Blackstone’s Private Equity Investment and Valuation Committees. Mr. Dionne originally joined Blackstone in 2004 as the Founder and Chief Investment Officer of the Blackstone Distressed Securities Fund. Before joining Blackstone, Mr. Dionne was for several years a Partner and Portfolio Manager for Bennett Restructuring Funds, specializing in financially troubled companies, during which time he also served on several official and ad-hoc creditor committees. He is a Chartered Financial Analyst and Certified Public Accountant (inactive). Mr. Dionne also serves on the Board of Directors of Pelmorex Media Inc. since September 2013, on the Board of Directors and the Audit Committee of Cengage Learning Holdings II, Inc. since April 2014 and on the Board of Directors and as Chair of the Audit Committee of Caesars Entertainment Corporation since October 2017. He previously served as a member of the boards of directors of several companies and not-for-profit organizations. Mr. Dionne holds a Bachelor of Science degree from the University of Scranton and a Master of Business Administration from Harvard Business School. He is a member of the Audit Committee and the Nominating and Governance Committee of the Board of Directors of Momentive. Mr. Dionne’s extensive finance and business experience qualifies him to serve as a director of Momentive.
Samuel Feinstein was elected a director of the Company on November 3, 2016. He has been an investment professional in Apollo’s private equity business since 2007 and was previously a member of the Investment Banking Group at Morgan Stanley from September 2005 to May 2007. Mr. Feinstein currently serves on the board of Hexion Holdings LLC, New VAC Intermediate Holdings B.V., and Pinnacle Agriculture Holdings, LLC. Within the past five years, he has served on the board of directors of CEVA Holdings LLC, and Taminco Corporation. Mr. Feinstein graduated from the University of California, Los Angeles with a B.A. in Business Economics. In light of our ownership structure and his extensive finance and business experience, we believe it is appropriate for Mr. Feinstein to serve as a director of Momentive.
Robert Kalsow-Ramos was appointed a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization. Mr. Kalsow-Ramos is a Principal in Apollo Global Management’s Private Equity Group, where he has worked since 2010. Prior to joining Apollo, Mr. Kalsow-Ramos was a member of the Transportation Investment Banking Group at Morgan Stanley from 2008 to 2010. He also serves on the Board of Directors of Hexion Holdings LLC and Mount Olympus Holding, Inc. (parent of West Corporation). Within the past five years, Mr. Kalsow-Ramos was a member of Noranda Aluminum Holding Corporation Board of Directors. Mr. Kalsow-Ramos graduated with High Honors from the University of Michigan’s Stephen M. Ross School of Business with a Bachelor of Business Administration. He is a member of the Audit Committee and the Compensation Committee of the Board of Directors of Momentive. Mr. Kalsow-Ramos’ position with Apollo and his extensive finance and business experience, which gives him insights into strategic and financial matters, qualifies him to serve as a director of Momentive.
Scott M. Kleinman was appointed a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization. He served as a director of the Company from October 1, 2010 to October 24, 2014. Mr. Kleinman is a Co-President and Lead Partner for Private Equity at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of the following companies: Athene Holdings Ltd., and Constellis Holdings, LLC. Within the past five years, Mr. Kleinman was also a director of Hexion Holdings LLC, Verso Corporation, CH2M Hill Companies, Ltd., Taminco Corporation and Vectra Co. Mr. Kleinman is a member of the board of oversears at the University of Pennsylvania School of Design. He received a BA and BS from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa. He is a member of the Nominating and Governance Committee of the Board of Directors of Momentive. In light of our ownership structure and Mr. Kleinman’s position with Apollo, and his extensive finance and business experience, we believe it is appropriate for Mr. Kleinman to serve as a director of Momentive.
Julian Markby was appointed a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization. He served as a director of the Company from April 2013 to October 2014. Mr. Markby has been a corporate director since 2005. Previously, Mr. Markby was an independent financial consultant and an investment banker for over 30 years, most recently at Wasserstein Perella and Dresdner Kleinwort Wasserstein for over 8 years. He also serves as a member of the Board and Chair of the Audit Committee of Thiele Kaolin Company since April 2011, a director and Chair of the Audit Committee of Siguler Guff Small Business Credit Opportunities Fund, Inc. since June 2015, member of the Board and Audit Committee of Blackboard since September 2018 and Board Observer and the Voting Proxy for JPMorgan’s interest in Ligado Networks since December 2015. Mr. Markby also serves on the Board of the National Association of Corporate Directors, CT Chapter. Within the past five years, Mr. Markby also served as a director of TwentyEighty, Inc., SP Fiber Holdings, Inc., and Altegrity, Inc. He is Chair of the Audit Committee of the Board of Directors of Momentive. Mr. Markby’s extensive finance and business experience qualifies him to serve as a director of Momentive.
Jeffrey M. Nodland was appointed a director of Momentive on December 7, 2015. He has an extensive track record of executive leadership within the specialty chemicals, industrial manufacturing and consumer products sectors. He recently retired (February 2019) as President and Chief Executive Officer of KIK Custom Products, a manufacturer of national and retailer brand consumer products throughout North America, and a leader in manufacturing of both chemicals for the pool and spa markets and antifreeze to the North American automotive industry. Mr. Nodland previously served as President of Hexion Specialty Chemicals Inc.’s Coatings & Inks Division from 2005 to May 2006, and President and Chief Operating Officer of Resolution Specialty Materials from 2004 to 2005. In addition, Mr. Nodland served as President and Chief Operating Officer of Resolution Performance Products from 2001 to 2004, CEO and President of McWhorter Technologies from 1999 to 2001 and held several management roles for The Valspar Corporation from 1977 to 1994. Mr. Nodland currently serves on the Board of Directors of Ecosynthetix, a renewable chemicals manufacturer of bio-based products. Mr. Nodland previously served as a member of the Board of Directors of California Products Corporation and TPC Group. He is a member of the Environment, Health and Safety Committee of the Board of Directors of Momentive. In light of Mr. Nodland’s extensive finance and business experience, we believe it is appropriate for Mr. Nodland to serve as a director of Momentive.
Marvin O. Schlanger was appointed a director of Momentive on October 24, 2014, pursuant to the Plan of Reorganization. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Prior to October 1998, he held various positions with ARCO Chemical Company, serving as President and Chief Executive Officer from May 1998 to July 1998 and as Executive Vice President and Chief Operating Officer from 1994 to May 1998. He served as Chairman and Chief Executive Officer of Resolution Performance Products LLC and RPP Capital Corporation from November 2000 and Chairman of Resolution Specialty Materials Company from August 2004 until the formation of Hexion Specialty Chemicals Inc. in May 2005. Mr. Schlanger is a director and Chairman of UGI Corporation and UGI Utilities and a director of Amerigas Partners, LP. He is also a director of CEVA Group AG and Hexion Holdings LLC. Mr. Schlanger was formerly Chairman of the Supervisory Board of LyondellBasell Industries N.V. and Chairman of Covalence Specialty Materials Corp. Mr. Schlanger previously served as a director of Taminco Corporation and Vectra Co. He is Chair of the Environment, Health and Safety Committee of the Board of Directors of Momentive. Mr. Schlanger is also a member of the Advisory Board of the Kleinman Center for Energy Policy at the University of Pennsylvania. Mr. Schlanger’s extensive finance and international business experience qualifies him to serve as a director of Momentive.

Committees of the Board of Directors

Audit Committee

Our audit committee consists of Messrs. Dionne, Markby and Kalsow-Ramos, with Mr. Markby serving as its chairman. Each of Messrs. Dionne, Markby and Kalsow-Ramos qualifies as an audit committee financial expert as defined in Item 407(d) of Regulation S-K. Mr. Markby meets the independence and the experience requirements of the federal securities laws.

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

The audit committee has the authority to retain counsel and advisers to fulfill its responsibilities and duties.

Compensation Committee

Our compensation committee consists of Messrs. Balakrishnan, Kalsow-Ramos and Bell, with Mr. Bell serving as its chairman.

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

Nominating and Governance Committee

Our nominating and governance committee consists of Messrs. Bell, Dionne and Kleinman, with Mr. Bell serving as its chairman.

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

Environment, Health and Safety Committee

Our environment, health and safety committee consists of Messrs. Butz, Nodland and Schlanger, with Mr. Schlanger serving as its chairman.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Overview
In this Compensation Discussion and Analysis, we describe our process of determining the compensation and benefits provided to our “Named Executive Officers” (“NEOs”). Our 2018 NEOs are: John G. Boss, President and Chief Executive Officer (our “CEO”); Erick R. Asmussen, Senior Vice President and Chief Financial Officer (our “CFO”); and John D. Moran, Senior Vice President, General Counsel and Secretary.
Oversight of the Executive Compensation Program
The Board of Directors of Momentive, our parent holding company (the “Board”), is responsible for our governance. The Board established a Compensation Committee of the Board (the “Committee”) whose responsibility includes reviewing and making recommendations relevant to compensation and benefits of the CEO and other NEOs. The Board has delegated full authority to the Committee related to certain compensatory plans. All executive compensation decisions made during 2018 for our NEOs were made or approved by the Committee.
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
2018 Executive Compensation Highlights
The following summary highlights key compensation activities and decisions taken by the Committee in 2018:

•
The Committee reviewed the base salaries of our NEOs in the fourth quarter of 2018 based upon current market benchmarks. The Committee determined that increases were merited in light of their achievement of specific company and other goals as well as their respective positions relative to market benchmarks. The Board approved the increases in November 2018 and we implemented our annual merit increases and market adjustments to the base salaries of our NEOs effective as of October 1, 2018.

•
We adopted an annual cash incentive plan for 2018 (the “2018 ICP”), which was designed to reward participants, including our NEOs for achieving specific financial and environmental, health and safety goals. Targets under our 2018 ICP were based on EBITDA and working capital metrics included in our annual operating plan as well as environmental, health and safety initiatives to align with shareholder interests.

•	Eliminated the Company achievement match of up to 1.25% of eligible salary for salaried non-bargained participants under the Company’s 401k Savings Plan.

•
Approved grants under the MPMH Equity Plan of restricted stock units to certain of our key leaders, including Messrs. Boss, Asmussen and Moran, respectively, as described below under Long Term Incentive Awards.

Evaluating Company and Individual Performance
In determining the 2018 compensation of our NEOs, in addition to taking into consideration market data for similarly situated executives in comparable companies and in other industries, the Committee considered the performance and individual accomplishments of our NEOs in 2017:
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
Components of Our Executive Compensation Program
The principal components of our executive compensation program in which NEOs were eligible to participate in during 2018 were as follows:

Type	Components
Annual Cash Compensation	Base Salary
Equity Awards
Long-Term Incentives	Equity Award Adjustments
Benefits	Health, Welfare, and Retirement Benefits
Other	Severance Benefits
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
The Board, the Committee, or the CEO, as applicable (the “Compensation Decision Maker”), reviews each NEO’s base salary (i) annually, in conjunction with the annual performance review conducted globally for non-bargained salaried employees, and (ii) in conjunction with new hires, promotions or significant changes in job responsibilities. In approving increases to base salaries, the Compensation Decision Maker considers various factors, such as job performance, total target compensation, impact on value creation and the externally competitive marketplace.
On November 1, 2018, the Compensation Decision Maker reviewed current market and benchmarking data for our NEOs with recommended compensation adjustments. In making individual recommendations, the Compensation Decision Maker took into account, among other variables, the performance ratings of the individuals, positions within the applicable salary range, and the Company’s aggregate merit budget. Merit increases for NEOs were established to be aligned with the Company’s overall merit increase budget. The Compensation Decision

Maker considered how the merit adjustments fit into the overall compensation package and the need to take into account key employee retention as the Company executes upon broader strategic initiatives. In addition, Mr. Boss and Mr. Asmussen received base salary market adjustments as a result of the Compensation Decision Maker’s consideration of a benchmarking analysis of comparable companies within the chemical, gas and other similar industries and the Compensation Decision Maker’s determination that such an adjustment was warranted.
Typically, annual performance reviews are conducted in the first or second quarter of the calendar year and determine whether any increase to base salary is merited based on the prior year’s performance. For the past four years, base salary increases for our NEOs have been effective in October.
In October 2018, each of Messrs. Boss, Asmussen and Moran received a merit increase to base salary in recognition of their performance and accomplishments in 2017. The base salaries for 2017 and 2018 and the merit increases (as percentage increase from the 2017 base salary) are shown in the table below.

Name	2017 Base Salary	2018 Base Salary	2018 Increase
	($)	($) (1)	(%)
John G. Boss	705,000	805,000	14.18%
Erick R. Asmussen	454,171	487,000	7.23%
John D. Moran	413,751	429,267	3.75%

(1)	2018 Base Salary effective as of October 1, 2018
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
The 2018 Annual Incentive Compensation Plan
In early 2018, the Committee approved the 2018 annual incentive compensation plan for employees of the Company and its subsidiaries, and the Board approved the 2018 Annual Incentive Compensation Plan (the “2018 ICP”) targets. Under the 2018 ICP, our NEOs and other eligible participants had the opportunity to earn annual cash incentive compensation based upon the achievement of certain financial and environmental health and safety (EH&S) goals.

The performance goals were established based on the following measures:

Performance Goal	Description	2018 Target
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

See Item 7 of Part II of this Annual Report for a reconciliation of Net income (loss) to Segment EBITDA.

The Segment EBITDA target for 2018 was set based upon factors including, but not limited to, competitive business dynamics in the markets, raw material trends, restructuring initiatives, anticipated business unit growth and business unit budget projections. For the 2018 ICP, the target Segment EBITDA was $365 million.

Working Capital
For purposes of the 2018 ICP, working capital was measured based upon improvement to our cash conversion cycle. The target is designed to focus on three key elements: Customer Receivables, Payables and Inventory. The metric is the aggregate of Days Sales Outstanding and Days Inventory Outstanding minus Days Payable Outstanding on a six month rolling average. The purpose of this metric is to improve cash flow enhance liquidity and further right size our working capital.

The 2018 ICP working capital goals related to the cash conversion cycle goals were established in connection with the budget process. For the 2018 ICP, the cash conversion cycle target was an 8-day improvement over the prior year’s aggregate of Days Sales Outstanding and Days Inventory Outstanding minus Days Payable Outstanding.

Environment, Health & Safety (“EH&S”)
As a chemical manufacturer, our operations involve the use of hazardous materials, and are subject to extensive environmental regulation. As a result, EH&S is a core value and a critical focus for all employees.

For the 2018 ICP, we established metrics based upon four components: (1) Occupational Injury & Illness Rate (OIIR), (2) Environmental Incidents, (3) Fires, and (4) Risk Reduction Events.

The EH&S goals established under the 2018 ICP for recurring EH&S metrics represented a significant improvement from prior year statistics relating to such metrics. The newly introduced Risk Reduction Events metric was intended to be forward looking by determining exposures to assess, field operations interaction, documentation of exposures and tracking corrective actions.

Each of the 2018 performance goals was measured independently such that a payout of one element was not dependent upon the achievement of the others. This was intended to keep employees focused on driving continuous improvement in EH&S and Working Capital, in addition to EBITDA.
Awards under the 2018 ICP were calculated as follows: A target award was identified for each participant under the 2018 ICP based on a percentage of his or her base salary, which varies per participant based on the scope of the participant’s responsibilities and externally competitive benchmarks. On November 1, 2018, the Compensation Decision Maker reviewed current market data for our NEOs, in connection with two recommended ICP target adjustments. Effective as of October 1, 2018, changes to target awards as a percent of salary were approved for Mr. Boss, from 100% to 110% and for Mr. Asmussen, from 65% to 75%. The target award percentage for Mr. Moran in 2018 remained unchanged.
Actual payout of the 2018 ICP bonus was determined based on the applicable target as a percent of actual salary and the achievement of the performance goals described above, subject to a sliding scale and the relative weightings of the performance goals noted in the table below. 70% of the 2018 ICP Bonus was determined based on achievement of Segment EBITDA goals, with the threshold payout (i.e. payout of 30% of the portion of the 2018 ICP Bonus attributable to Segment EBITDA) requiring achievement of at least 90% of the Segment EBITDA target goal and the maximum payout (i.e. payout of 200% of the portion of the 2018 ICP Bonus attributable to Segment EBITDA) requiring achievement of 110% of the Segment EBITDA target goal. Similarly, the 20% and 10% of the 2018 ICP Bonus attributable to the Working Capital and EH&S components, respectively, were subject to achievement of a threshold goal (in which case 30% of the portion of the 2018 ICP Bonus attributable to such component would be paid) and a maximum goal (in which 200% of the portion of the 2018 ICP Bonus attributable to such component would be paid). To the extent that 100% of the applicable target goal was achieved, the portion of the 2018 ICP Bonus payable in respect of the applicable component was 100%. If actual performance were to fall between the threshold and target or between the target and maximum goals for the applicable component of the 2018 ICP Bonus, then the amount payable in respect of such component would be subject to linear interpolation.

The following table summarizes the target awards, performance measures, weightings, achievements and payouts under the 2018 ICP for each our NEOs. The amount paid to each of our NEOs in respect of their participation in the 2018 ICP is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table shown on page 132.

	Incentive Target (% of Base Salary) (1)	Target Award	Performance Criteria	Weight for Calculation	Performance Achieved	2018 ICP Payout	Total Payout
Name		($) (2)			(%)	($)	($)
John G. Boss	103%	750,496	Momentive Segment EBITDA	70%	199%	1,044,915
			EH&S Goal	10%	125%	93,812
			Working Capital	20%	39%	58,989
							1,197,716
Erick R. Asmussen	68%	312,865	Momentive Segment EBITDA	70%	199%	435,602
			EH&S Goal	10%	125%	39,108
			Working Capital	20%	39%	24,591
							499,301
John D. Moran	55%	229,714	Momentive Segment EBITDA	70%	199%	319,831
			EH&S Goal	10%	125%	28,714
			Working Capital	20%	39%	18,056
							366,601

(1)
The percentage show in this column is a prorated incentive target, using a daily average. Mr. Boss’s ICP target was 100% from January 1 to September 30 and 110% from October 1 to December 31. Mr. Asmussen’s ICP target was 65% from January 1 to September 30 and 75% from October 1 to December 31. Mr. Moran’s ICP target was 55% for the entire year.

(2)
The amount shown in this column is calculated by multiplying the incentive target by the prorated base salary, using a daily average. Each of the NEOs’ salaries changed once during the year, on October 1.

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
On March 12, 2015, the Board approved the MPMH Equity Plan pursuant to which Momentive can award stock options, restricted stock units, restricted stock and other stock-based awards. The purpose of the MPMH Equity Plan is to assist us in attracting, retaining, incentivizing and motivating employees and to promote the success of our business by aligning participant interests with those of our shareholders. In 2015, the Committee recommended and the Board approved grants under the MPMH Equity Plan of restricted stock units and stock options to our NEOs.
In 2018, the Committee recommended and the Board approved grants under the MPMH Equity Plan of performance-based restricted stock units to our NEOs based on critical factors including their significant contributions and ability to execute on strategic initiatives to maximize stockholder value (the “2018 RSUs”).

The 2018 RSUs vest as of December 31, 2019, if both a Liquidity Event Requirement has then occurred and the Service Requirement has then been satisfied. “Liquidity Event Requirement” means the occurrence of any of (i) an IPO (as defined in the MPMH Equity Plan), (ii) a Sale (as defined in the MPMH Equity Plan), or (iii) the public announcement by the Company of a transaction approved by the Board, the consummation of which would constitute a Sale. “Service-Based Requirement” means that, as of December 31, 2019, either (i) the grantee has remained continuously employed in active service by the Company or one of its Affiliates since the date of grant; or (ii) the grantee’s employment with the Company or any of its Affiliates was terminated by the Company or one of its Affiliates without Cause (as defined in the MPMH Equity Plan) coincident with or following the satisfaction of the Liquidity Event Requirement. The announcement of the Merger Agreement satisfied the Liquidity Event Requirement.

The MPMH Equity Plan is described further in the “Narrative to Outstanding Equity Awards Table” below.
Cash Awards
From time to time, the Committee approved long-term cash awards or plans for our key employees, including our NEOs. These awards were designed to pay over extended performance periods, subject to the achievement of specified, measurable performance goals, and were further conditioned upon continued employment. As such, these awards are useful in providing a defined value for achievement of our financial targets, as well as leadership stability. In addition, long-term cash awards help complement equity awards that are not yet liquid. No such cash awards were approved in 2018.
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

Summary Compensation Table - Fiscal 2018
The following table provides information about the compensation for the years ended December 31, 2018, 2017, and 2016 for our Chief Executive Officer, our Chief Financial Officer and our General Counsel and Secretary. We collectively refer to these three individuals as our NEOs. The compensation for those NEOs who provide services to us are shown regardless of the source of compensation.
SUMMARY COMPENSATION TABLE - FISCAL 2018

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d) (1)	(e) (2)	(f)	(g) (3)	(h) (4)	(i)
John G. Boss President and Chief Executive Officer	2018	730,000	—	965,250	—	1,197,716	84,569	2,977,535
	2017	693,202	—	—	—	797,778	85,592	1,576,572
	2016	624,227	—	—	—	816,454	43,342	1,484,023

Erick R. Asmussen Senior Vice President and Chief Financial Officer	2018	462,378	10,000	812,500	—	499,301	46,053	1,830,232
	2017	443,724	—	—	—	334,061	48,424	826,209
	2016	429,005	—	—	—	345,837	31,444	806,286

John D. Moran Senior Vice President, General Counsel and Secretary	2018	417,630	—	579,150	—	366,601	39,804	1,403,185
	2017	404,945	—	—	—	257,510	43,236	705,691
	2016	393,150	—	—	—	267,233	29,346	689,729

________________________

(1)	The amount shown in column (d) is for a recognition award received in 2018.

(2)	The fair value of the 2018 RSUs is based on the Merger Agreement price per share value of $32.50. We view this as the most probable outcome.

(3)
The amounts shown in column (g) for 2018 reflect the amounts earned under the 2018 ICP, our annual incentive compensation plan, based on performance achieved for 2018. The material terms of the 2018 ICP are described in the Compensation Discussion and Analysis above. The amounts earned under the 2018 ICP will be paid in April 2019.

(4)	The amounts shown in column (h) for 2018 are detailed in the following table:

	Retirement Savings Plan Contributions	SERP Annual Credit	SERP Interest Credit	Total All Other Compensation
	($)	($)	($)	($)
John G. Boss	19,250	62,639	2,680	84,569
Erick R. Asmussen	19,250	26,072	731	46,053
John D. Moran	19,250	20,007	547	39,804

Grants of Plan-Based Awards - Fiscal 2018
The following table presents information about grants of awards during the year ended December 31, 2018 under the 2018 ICP and the 2018 RSU.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards	Grant Date Fair Value of Stock Awards
		Threshold	Target	Maximum	Target
		($)	($)	($)	(#)	($)
(a)	(b)	(c) (1)	(d)	(e)	(f)	(g)
John G. Boss
2018 ICP		18,762	750,496	1,500,992
2018 RSUs (2)	4/25/2018				29,700	965,250
Erick R. Asmussen
2018 ICP		7,822	312,865	625,729
2018 RSUs (2)	4/25/2018				25,000	812,500
John D. Moran
2018 ICP		5,743	229,714	459,428
2018 RSUs	4/25/2018				17,820	579,150

(1)	Threshold is calculated as the minimum level of achievement above zero, that is attainable within the Plan design.

(2)
The market values shown are based upon the share consideration included within the Merger Agreement, which is $32.50 for one share of common stock. The share price utilized for this analysis is consistent with the expense recognition under ASC718.

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

2018 Annual Incentive Compensation Plan (2018 ICP)
Information on the 2018 ICP targets, performance components, weightings, and payouts for each of our NEOs can be found in the Compensation Discussion and Analysis section of this report.

Narrative to Outstanding Equity Awards Table
MPMH Equity Plan
On April 10, 2015, Mr. Boss received awards of service-based restricted stock units of Momentive under the MPMH Equity Plan (“RSUs”) and performance-based stock options to purchase shares of Momentive under the MPMH Equity Plan. On July 20, 2015 and September 24, 2015, Messrs. Asmussen and Moran, respectively, received awards of service-based RSUs and performance-based stock options.

On April 25, 2018, Messrs. Boss, Asmussen and Moran received awards of performance-based RSUs as described in the Compensation Discussion and Analysis section of this report.
The RSUs received in 2015 generally become 100% vested upon the fourth anniversary of the grant date. The RSUs may vest earlier upon a Sale and provide for ratable vesting in the event of an IPO (as such terms are defined in the MPMH Equity Plan). The RSUs received in 2018 become 100% vested as of December 31, 2019, if both a Liquidity Event Requirement has then occurred and the Service Requirement has then been satisfied. The announcement of the Merger Agreement satisfied the Liquidity Event Requirement. If the Service Requirement has not then been satisfied, all applicable units expire. In addition, if a Sale has occurred prior to the scheduled vesting date, the Committee may provide that the settlement of the 2018 RSUs shall be in accordance with the definitive agreement for such Sale, or as otherwise adjusted by the Committee to reflect such Sale in accordance with the provisions of the MPMH Equity Plan.
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

Outstanding Equity Awards - 2018 Fiscal Year-End
The following table presents information about outstanding and unexercised stock options and outstanding and unvested stock awards held by our NEOs as of December 31, 2018. The securities underlying the awards are shares of common stock of Momentive and were granted under the MPMH Equity Plan. See the Narrative to the Outstanding Equity Awards Table below for a discussion of this plan and the vesting conditions applicable to the awards.

	Option Awards			Stock Awards
Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Options Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested

		($)		(#)	($)
(a)	(b)	(c) (1)	(d)	(e)	(f) (2)
John G. Boss
MPMH Equity Plan
Tranche A Options	118,580	10.25	4/10/2025	—	—
Tranche B Options	118,580	10.25	4/10/2025	—	—
2015 RSUs (3)				101,640	3,303,300
2018 RSUs (4)				29,700	965,250
Erick R. Asmussen
MPMH Equity Plan
Tranche A Options	58,800	10.25	7/20/2025	—	—
Tranche B Options	58,800	10.25	7/20/2025	—	—
2015 RSUs (3)				50,400	1,638,000
2018 RSUs (4)				25,000	812,500
John D. Moran
MPMH Equity Plan
Tranche A Options	34,300	10.25	9/24/2025	—	—
Tranche B Options	34,300	10.25	9/24/2025	—	—
2015 RSUs (3)				29,400	955,500
2018 RSUs (4)				17,820	579,150
_________________

(1)
In May 2016, the Committee approved a repricing of the exercise price of the stock options from $20.33 per share to $10.25 per share. The Tranche A Option and Tranche B vest upon achievement of the Tranche A Performance Threshold ($20.00 per share) or the Tranche B Performance Threshold ($25.00 per share), as applicable.

(2)
The market values shown in column (f) are based upon the share consideration included within the Merger Agreement, which is $32.50 for one share of common stock. The share price utilized for this analysis is consistent with the expense recognition under ASC718.

(3)	These awards vest upon the fourth anniversary of the applicable grant date subject to acceleration upon a Sale or IPO.

(4)
These awards vest on December 31, 2019, if both a Liquidity Event Requirement has then occurred and the Service Requirement has then been satisfied. The announcement of the Merger Agreement satisfied the Liquidity Event Requirement. If the Service Requirement has not then been satisfied, all applicable units expire. The Merger Agreement provides that the 2018 RSUs will be settled in connection with the closing of the merger transaction.

Option Exercises and Stock Vested - Fiscal 2018
There were no option exercises or RSUs that vested for our NEOs in fiscal 2018. Thus, the “Option Exercises and Stock Vested - Fiscal 2018” table has been omitted from this report.

Pension Benefits - Fiscal 2018
All of our NEOs were hired after MPM’s relevant qualified and non-qualified defined benefit pension plans were frozen and are therefore not eligible to participate in such plans.

Nonqualified Deferred Compensation - Fiscal 2018
The following table presents information with respect to each defined contribution plan that provides for the deferral of compensation on a basis that is not tax-qualified.
NONQUALIFIED DEFERRED COMPENSATION TABLE - FISCAL 2018

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings (Loss) in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
	($)	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d)	(e)	(f)
John G. Boss
MPM SERP	—	62,639	2,680	—	187,580
Erick R. Asmussen
MPM SERP	—	26,072	731	—	62,533
John D. Moran
MPM SERP	—	20,007	547	—	47,457
_________________

(1)
The amount shown in column (c) for the MPM SERP is included in the All Other Compensation column of the Summary Compensation Table for 2018. These amounts were earned in 2018 and credited to the accounts by the Company in 2019.

Narrative to the Nonqualified Deferred Compensation Table
MPM SERP
The MPM SERP was adopted by MPM in 2012 to provide certain of its executives and other highly compensated employees, including our NEOs, whose benefits under the MPM 401(k) Plan are limited by the benefit restrictions under the Internal Revenue Code. For such individuals, an annual contribution of 5% of eligible earnings above the maximum compensation that may be recognized under the MPM 401(k) Plan (in 2018, such amount was $275,000) is credited to the individuals MPM SERP account. The MPM SERP is an unfunded non-qualified plan. Account credits are made to the plan during the second quarter of each year. Interest credits are provided in the participant’s SERP accounts at an interest rate equal to the average annual return of the one year US Treasury Notes, with a minimum credit at an annual rate of 2.5%. Any amount held in the MPM SERP is paid to an employee on the six-month anniversary of such employee’s termination of employment.
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
The Company currently estimates that amounts received by certain “disqualified individuals” in connection with the transactions contemplated by the Merger Agreement would be considered as “excess parachute payments” (each such term as defined in Section 280G of the Internal Revenue Code).  Our Board has authorized that excise taxes payable as a result thereof be grossed-up and reimbursed to such “disqualified individuals” on an as-incurred basis in an amount not to exceed $3 million in the aggregate.
In accordance with their receipt of equity awards, each of Messrs. Boss, Asmussen and Moran is subject to an obligation not to compete with us and not to solicit our associates (i.e. customers, suppliers, employees) for two years following termination of his employment for any reason, as well as a covenant not to disclose confidential information or disparage us or our affiliates.
Our equity awards provide for accelerated vesting upon the occurrence of certain change in control events if certain conditions are met, including those related to our stock price.

•	Treatment of RSUs upon an IPO or a Sale (as such terms are defined in the MPMH Equity Plan):

•
Upon an IPO occurring prior to the applicable vesting date, RSUs (other than the 2018 RSUs) shall vest on a prorated basis in increments of 25% for each anniversary of the date of grant that has elapsed prior to the consummation of such IPO (e.g. if the IPO occurs on or after the third anniversary of the grant date but before the fourth anniversary, 75% of the RSUs would vest). Any remaining unvested RSUs following an IPO would remain outstanding, and eligible to vest in annual increments of 25% of the total RSUs originally granted, subject to a recipient’s continued employment through the applicable vesting date.

•	Upon a Sale occurring prior to the applicable vesting date, the RSUs, to the extent unvested, shall become fully vested, subject to the Grantee’s continued employment through the date of such Sale.

•
In the event of a Sale, the 2018 RSUs shall be treated in accordance with the definitive agreement for such Sale, or as otherwise adjusted by the Committee to reflect such Sale in accordance with the provisions of the MPMH Equity Plan.

•	Stock option awards vest upon a Sale or IPO, but only if Momentive’s share price exceeds the applicable performance thresholds, which had not yet been achieved as of December 31, 2018.

The Merger Agreement provides that before the merger is effective, the Board or its appropriate committee shall cancel all outstanding RSUs and stock options and convert them into the right to receive the equivalent amount of the merger consideration, which shall be paid promptly after closing of the transaction.
The following table describes payments our NEOs would have received had the individual’s employment been involuntarily terminated (other than for cause), including in connection with a change in control related to a Sale of the Company, as of December 31, 2018. The calculations are intended to provide reasonable estimates of the potential benefits, are based on numerous assumptions, and may not represent the actual amount an executive would receive if an eligible termination event were to occur.

Name	Cash Severance	Estimated Value of Non-Cash Benefits	2018 ICP	Restricted Stock Vesting	Stock Options
	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)
John G. Boss	1,207,500	12,873	1,197,716	4,268,550	5,276,810
Erick R. Asmussen	487,000	10,953	499,301	2,450,500	2,616,600
John D. Moran	429,267	10,805	366,601	1,534,650	1,526,350
_____________

(1)	This column reflects cash severance payments due under the NEOs employment arrangement or under applicable severance guidelines, as described above, based on salary as of December 31, 2018.

(2)	This column reflects the estimated value of health care benefits and outplacement services for the NEOs. The values are based upon the cost of such benefits at December 31, 2018.

(3)
This column reflects the amount actually earned based on 2018 performance by each executive under the 2018 ICP, which would be paid if he was employed through December 31, 2018, but his employment was terminated by the Company without Cause or as a result of his death or disability prior to the scheduled payment date.

(4)
This column reflects the value of RSUs that would have vested assuming that a Sale had occurred as of December 31, 2018. The market values shown are based upon the share consideration included within the Merger Agreement, which is $32.50 for one share of common stock. This accelerated vesting of RSUs would occur at the time of a Sale and is not conditioned upon a termination of the NEOs employment.

(5)
This column reflects the value of performance stock options that would have vested assuming that a Sale had occurred as of December 31, 2018. The market values shown are based upon the share consideration included within the Merger Agreement, which is $32.50 for one share of common stock. This accelerated vesting of performance stock options would occur at the time of a Sale and is not conditioned upon a termination of the NEOs employment.

In connection with the Merger Agreement, which we expect to close in the first half of 2019, our Board has authorized that excise taxes payable as a result of such amount be grossed-up and reimbursed to “disqualified individuals” on an as-incurred basis, in an amount not to exceed $3 million in the aggregate.

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

Median Employee Methodology

As permitted by the rule, in determining the median employee, the Company excluded approximately 190 non-US employees in 2017 from the following countries, which represents less than 4% of our total U.S. and non-U.S. employee population: Argentina (2), Czech Republic (1), Malaysia (14), Mexico (20), Poland (1), Thailand (148) and United Arab Emirates (4). This administrative exclusion has an immaterial impact upon the identification of the median employee.
Because the SEC rules for identifying the median compensated employee and calculating that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
There were not any substantial changes to the employee population or employee compensation agreements that would significantly impact the pay ratio disclosure. Therefore, the Company has opted to use the same median employee to calculate the 2018 pay ratio.

2018 Pay Ratio
The annual total compensation for Mr. Boss, as reported in the Summary Compensation Table was $2,977,535. The annual total compensation of the median employee, calculated consistent with the Summary Compensation Table, was $73,668. The pay ratio was 40 to 1.

Director Compensation – Fiscal 2018
The following table presents information regarding the compensation earned with respect to 2018 to our directors who are not also NEOs and who served on the Board during the year.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
	($)	($)	($)
(a)	(b)	(c)	(d)
Mahesh Balakrishnan	82,500	75,000	157,500
Bradley J. Bell	122,500	75,000	197,500
Theodore (Ted) Butz	80,000	75,000	155,000
John D. Dionne	90,000	75,000	165,000
Samuel Feinstein (1)	75,000	75,000	150,000
Robert Kalsow-Ramos	92,500	75,000	167,500
Scott M. Kleinman	80,000	75,000	155,000
Julian Markby	90,000	75,000	165,000
Jeffrey M. Nodland	80,000	75,000	155,000
Marvin O. Schlanger	85,000	75,000	160,000

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
The equity awards consist of RSUs which generally become 100% vested upon the first anniversary of the grant date, provided that the director provides services to the Company as a member of the Board through the first anniversary of the grant date. The RSUs may vest earlier upon a Sale.  With respect to any RSUs that become vested, such RSUs will be settled in shares of Momentive within sixty (60) days following the applicable vesting date, subject to certain conditions and limitations. In addition to containing certain restrictions on transferability and other customary terms and conditions, the RSU agreements include the following restrictive covenants:  (i) a 2-year post-termination of services non-solicitation of customers, suppliers, directors, officers, and employees; (ii) indefinite nondisclosure and non-disparagement covenants; and (iii) an assignment of intellectual property rights.

EQUITY COMPENSATION PLAN INFORMATION
The following table show the securities authorized for issuance under Momentive's equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities to Be Issued Upon the Exercise of Outstanding Option and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
	(#)	($)	(#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	3,818,182	14.58	1,380,373
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Messrs. Kalsow-Ramos and Balakrishnan, whose names appear on the Compensation Committee Report above, are employed by Apollo and Oaktree Capital Management, respectively, two of Momentive’s shareholders. Neither of these directors is or has been an executive officer of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Committee during the fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Momentive is our ultimate parent company and indirectly owns 100% of our capital stock. The following table sets forth information regarding the beneficial ownership of Momentive’s common stock, as of March 15, 2019, and shows the number of shares of common stock and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of Momentive;

•	each of our 2018 Named Executive Officers;

•	each current member of MPM’s and the Momentive’s Board of Directors; and

•	all of the executive officers and members of the Board of Directors of MPM and Momentive as a group.

As of March 15, 2019, Momentive had 48,199,532 common shares issued and outstanding. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common stock and has not pledged any such stock as security.

	Beneficial Ownership of Equity Securities
Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Euro VI (BC) S.à r.l. (2)	19,084,996	39.60%
OCM Opps MTIV Holdings, LLC (3)	10,289,373	21.35%
D. E. Shaw Galvanic Portfolios, L.L.C. (4)	3,474,759	7.21%
Mahesh Balakrishnan (5)	15,039	*
Bradley J. Bell	27,539	*
John G. Boss	—	—
Erick R. Asmussen	—	—
John D. Dionne	39,632	*
Robert Kalsow-Ramos (6)	15,039	*
Scott M. Kleinman (6)	15,039	*
Julian Markby	17,539	*
John D. Moran	—	—
Theodore H. Butz	7,843	*
Jeffrey M. Nodland	13,161	*
Samuel Feinstein (6)	5,129	—
Marvin O. Schlanger	15,039	*
Executive Officers and Directors as a group	170,999	*
*    Less than 1%

(1)	Unless otherwise noted, the address for each person listed in this table is c/o Momentive Performance Materials Inc., 260 Hudson River Road, Waterford, NY 12188.

(2)
AIF VI Euro Holdings, L.P. (“AIF VI Euro”) is the sole shareholder of Euro VI (BC) S.à r.l. (“Euro VI BC”). Apollo Advisors VI (EH), L.P. (“Advisors VI (EH)”) is the general partner of AIF VI Euro, and Apollo Advisors VI (EH-GP), Ltd. (“Advisors VI (EH-GP)”) is the general partner of Advisors VI (EH). Apollo Principal Holdings III, L.P. (“Principal III”) is the sole shareholder of Advisors VI (EH-GP). Apollo Principal Holdings III GP, Ltd. (“Principal III GP”) is the general partner of Principal III. Apollo Management VI, L.P. (“Management VI”) is the manager of AIF VI Euro, and AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VI LLC and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP, and the directors of Principal III GP, and as such may be deemed to have voting and dispositive control of the shares of common stock held of record by Euro VI (BC). The address of Euro VI (BC) is 2, Avenue Charles de Gaulle, L-1653, Luxembourg. The address of AIF VI Euro and Advisors VI (EH) is c/o Walkers Corporate Limited, Cayman Corporate Center, 27

Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands. The address of Advisors VI (EH-GP), Principal III and Principal III GP is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Street, George Town, KY1-9005 Grand Cayman, Cayman Islands. The address of each of Management VI, AIF VI LLC, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(3)
The manager of OCM Opps MTIV Holdings, LLC (“Opps MTIV”) is Oaktree Fund GP, LLC (“GP LLC”). The managing member of GP LLC is Oaktree Fund GP I, L.P. (“GP I”). The general partner of GP I is Oaktree Capital I, L.P. (“Capital I”). The general partner of Capital I is OCM Holdings I, LLC (“Holdings I”). The managing member of Holdings I is Oaktree Holdings, LLC (“Holdings”). The managing member of Holdings is Oaktree Capital Group, LLC (“OCG”). The duly elected manager of OCG is Oaktree Capital Group Holdings GP, LLC. The members of Oaktree Capital Group Holdings GP, LLC are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank and Sheldon Stone. Each of the managing members, managers, general partners and members described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by Opps MTIV, except to the extent of any pecuniary interest therein. Mr. Balakrishnan, an employee of Oaktree Capital Management, L.P., an affiliate of Opps MTIV, has been a Director of the Company since October 24, 2014. The business address for each of the persons and entities named in this footnote is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(4)
D. E. Shaw Galvanic Portfolios, L.L.C. (“Galvanic”) directly holds shares of MPM Holdings Inc.’s common stock (“Galvanic Shares”). Galvanic has the power to vote or direct the vote of (and the power to dispose or direct the disposition of) the Galvanic Shares directly owned by it. D. E. Shaw & Co., L.L.C. (“DESCO LLC”), as the managing member of D. E. Shaw Manager II, L.L.C. (“Manager II”), which in turn is the manager of Galvanic, may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Galvanic Shares. D. E. Shaw & Co., L.P. (“DESCO LP”), as the managing member of D. E. Shaw Adviser II, L.L.C. (“Adviser II”), which in turn is the investment adviser of Galvanic, may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Galvanic Shares. D. E. Shaw & Co. II, Inc. (“DESCO II Inc.”), as the managing member of DESCO LLC, may also be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Galvanic Shares. D. E. Shaw & Co., Inc. (“DESCO Inc.”), as general partner of DESCO LP, may also be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Galvanic Shares. Julius Gaudio, Maximilian Stone, and Eric Wepsic, or their designees, exercise voting and investment control over the Galvanic Shares on DESCO LP’s and DESCO LLC’s behalf. None of DESCO LLC, DESCO II Inc., DESCO LP, or DESCO Inc. owns any shares of the Company directly, and each such entity disclaims beneficial ownership of the Galvanic Shares. David E. Shaw does not own any shares of the Company directly. By virtue of David E. Shaw’s position as President and sole shareholder of DESCO Inc., which is the general partner of DESCO LP, and by virtue of David E. Shaw’s position as President and sole shareholder of DESCO II Inc., which is the managing member of DESCO LLC, David E. Shaw may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Galvanic Shares, and, therefore, David E. Shaw may be deemed to be the beneficial owner of the Galvanic Shares. David E. Shaw disclaims beneficial ownership of the Galvanic Shares. The business address of each person and entity named in this footnote is 1166 Avenue of the Americas, Ninth Floor, New York, NY 10036.

(5)	The address for Mr. Balakrishnan is 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(6)	The address of each of Messrs. Feinstein, Kalsow-Ramos and Kleinman is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

Equity Compensation Plans
In March 2015, the Momentive Board of Directors adopted MPMH Equity Plan, which provides for the grant of various equity awards to persons or entities who provide services to Momentive or its affiliates. See Note 10 to the accompanying audited consolidated financial statements in Item 8 and Item 11 of this Annual Report on Form 10-K for more details.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
We have entered into various agreements with Hexion and other affiliates, on terms which management has concluded are fair to us.
Transactions with Hexion

Shared Services Agreement

On October 1, 2010, we entered into a shared services agreement with Hexion (which, from October 1, 2010 through October 24, 2014, was a subsidiary under a common parent and is currently owned by a significant shareholder of Momentive) (the “Shared Services Agreement”). Under this agreement, we provide to Hexion, and Hexion provides to us, certain services, including, but not limited to, executive and senior management, administrative support, human resources, information technology support, accounting, finance, legal, and procurement services. By agreement of the parties, certain of such services have been excluded from the Shared Services Agreement. The Shared Services Agreement establishes certain criteria upon which the costs of such services are allocated between the Company and Hexion.

Pursuant to this agreement, for the years ended December 31, 2018, 2017, and 2016, we incurred approximately $20, $35, and $49, respectively, of net costs for shared services. During the years ended December 31, 2018, 2017, and 2016 , Hexion incurred approximately $28, $48, and $58, respectively, of net costs for shared services. Included in the net costs incurred during the years ended December 31, 2018, 2017, and 2016, were net billings from Hexion to us of $14, $26, and $30, respectively, to bring the percentage of total net incurred costs for shared services under the Shared Services Agreement to the applicable allocation percentage, as well as to reflect costs allocated 100% to one party. The allocation percentage was initially set at 51% for Hexion and 49% for us at the inception of the agreement. Following the required annual review by the Steering Committee in accordance with the terms of the Shared Service Agreement, the allocation percentage for 2018 was set at 43% for us and 57% for Hexion. We had accounts payable to Hexion of $1 and $3 at December 31, 2018 and 2017, respectively.

The Shared Services Agreement is subject to termination by either us or Hexion, without cause, on not less than 30 days’ written notice, and expires in October 2019 (subject to one-year renewals every year thereafter; absent contrary notice from either party). In February 2019, we terminated the Shared Services Agreement, effective March 14, 2019. The Shared Services Agreement provides for a transition assistance period of up to 12 months, subject to one successive renewal period of an additional 60 days.

Purchases and Sales of Products and Services with Hexion
We also sell products to, and purchase products from, Hexion pursuant to a Master Buy/Sell Agreement dated as of September 6, 2012 (the “Master Buy/Sell Agreement”). Prices under the agreement are determined by a formula based upon certain third party sales of the applicable product, or in the event that no qualifying third party sales have taken place, based upon the average contribution margin generated by certain third party sales of products in the same or a similar industry. The standard terms and conditions of the seller in the applicable jurisdiction apply to transactions under the Master Buy/Sell Agreement. The Master Buy/Sell Agreement has an initial term of 3 years and may be terminated for convenience by either party thereunder upon 30 days' prior notice. A subsidiary of ours also acted as a non-exclusive distributor in India for certain of Hexion’s subsidiaries pursuant to Distribution Agreements dated as of September 6, 2012 (the “Distribution Agreements”). Prices under the Distribution Agreements were determined by a formula based on the weighted average sales price of the applicable product less a margin. The Distribution Agreements had initial terms of 3 years and were terminated by mutual agreement on March 9, 2015. Pursuant to these agreements and other purchase orders, for the years ended December 31, 2018, 2017, and 2016, we sold $1, $2, and $2, respectively, of products to Hexion, and purchased less than $1 of products from Hexion. At both December 31, 2018 and 2017, we had less than $1 of accounts receivable from Hexion related to these agreements. We had accounts payable related to these agreements of $0 and less than $1 at December 31, 2018 and 2017, respectively.

Other Transactions with Hexion
In April 2014, the Company sold 100% of its interest in its Canadian subsidiary to a subsidiary of Hexion for a purchase price of $12. As a part of the transaction the Company also entered into a non-exclusive distribution agreement with a subsidiary of Hexion, whereby the subsidiary of Hexion will act as a distributor of certain of the Company’s products in Canada. The agreement has a term of 10 years, and is cancelable by either party with 180 days’ notice. The Company compensates the subsidiary of Hexion for acting as distributor at a rate of 2% of the net selling price of the related products sold. For the years ended December 31, 2018, 2017, and 2016, the Company sold approximately $31, $23, and $25, respectively, of products to Hexion under this distribution agreement, and paid less than $1 to Hexion as compensation for acting as distributor of the products. The company has accounts receivable from Hexion related to the distribution agreement of $3 and $2 at December 31, 2018 and 2017, respectively.

Transactions with Affiliates other than Hexion
The Company sells products to various Apollo affiliates other than Hexion. These sales were approximately less than $1 for each of the years ended December 31, 2018, 2017, and 2016. The Company had no accounts receivable from these affiliates at both December 31, 2018 and 2017. We also purchase products and services from various Apollo affiliates other than Hexion. These purchases were $0, $4, and $3 for the years ended December 31, 2018, 2017, and 2016, respectively. We had no accounts payable to these affiliates at both December 31, 2018 and December 31, 2017.

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
Director Independence
We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of our Board of Directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange's definition of independence, Messrs. Bell, Butz, Dionne, Markby, Nodland and Schlanger are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP (“PwC”) is the Company’s principal accounting firm. The following table sets forth the fees billed by PwC to the Company in 2018 and 2017.

(in millions)	PwC
	2018	2017
Audit fees (1)	$4.4	$4.4
Audit related fees (2)	—	0.6
Tax fees (3)	0.9	0.3
All other fees (4)	—	1.7
Total	$5.3	$7.0

(1)
Audit Fees: Audit fees are fees billed for the audit of our annual financial statements and for the reviews of our quarterly financial statements in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees: Audit-related fees were related to due diligence procedures.

(3)	Tax Fees: Tax fees were related to services for tax compliance, tax planning and tax advice.

(4)	Other Fees: Other fees were comprised of conducting studies related to working capital optimization and cost optimization programs that are not required by statute or regulation.
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Consolidated Financial Statements—The financial statements and related notes of Momentive and MPM, and the report of independent registered public accounting firm are included in Item 8 of this report.

(2)
Financial Statement Schedules—Schedule I – Condensed Parent Company Financial Statements and Schedule II - Valuation and Qualifying Accounts and Reserves are included in Item 8 of this report. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K—The following Exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1**	Agreement and Plan of Merger, dated September 13, 2018, by and among MOM Holding Company, MOM Special Company, and MPM Holdings Inc.	10-Q	333-201338	2.1	11/9/2018
2.2	Letter Agreement, dated January 18, 2019, by and among MOM Holding Company, MOM Special Company, and MPM Holdings Inc.	8-K	333-201338	2.1	1/22/2019
3.1	Amended and Restated Certificate of Incorporation of Momentive Performance Materials Inc.	8-K	333-146093	3.1	10/28/2014
3.2	Amended and Restated By-laws of Momentive Performance Materials Inc.	8-K	333-146093	3.2	10/28/2014
3.3	Amended and Restated Certificate of Incorporation of MPM Holdings Inc.	S-1	333-201338	3.1	12/31/2014
3.4	Amended and Restated By-laws of MPM Holdings Inc.	S-1	333-201338	3.2	12/31/2014
3.5	Amendment to Amended and Restated By-laws of MPM Holdings Inc.	10-Q	333-201338	3.1	10/31/2017
4.1	Indenture, dated as of October 24, 2014, among Momentive Performance Materials Inc., the Note Guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, relating to the $1,100,000,000 First-Priority Senior Secured Notes due 2021	8-K	333-146093	4.1	10/28/2014
4.2	Indenture, dated as of October 24, 2014, among Momentive Performance Materials Inc., the Note Guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, relating to the $250,000,000 Second-Priority Senior Secured Notes due 2022	8-K	333-146093	4.2	10/28/2014
4.3	First Lien Collateral Agreement, dated and effective as of October 24, 2014, among Momentive Performance Materials Inc., each Subsidiary Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent	8-K	333-146093	4.3	10/28/2014
4.4	Second Lien Collateral Agreement, dated and effective as of October 24, 2014, among Momentive Performance Materials Inc., each Subsidiary Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent	8-K	333-146093	4.4	10/28/2014
4.5	ABL Intercreditor Agreement, dated as of October 24, 2014, among JPMorgan Chase Bank, N.A., as ABL Facility Collateral Agent, The Bank of New York Mellon Trust Company, N.A., as Applicable First-Lien Agent and First-Lien Collateral Agent, Momentive Performance Materials Inc., Momentive Performance Materials USA Inc. and the Subsidiaries of Momentive Performance Materials Inc. named therein	8-K	333-146093	4.5	10/28/2014
4.6	Intercreditor Agreement, dated as of October 24, 2014, among JPMorgan Chase Bank, N.A., as ABL Credit Agreement Agent and as Intercreditor Agent, The Bank of New York Mellon Trust Company, N.A., as First-Lien Notes Agent, The Bank of New York Mellon Trust Company, N.A., as Trustee and as Collateral Agent, Momentive Performance Materials Inc. and the Subsidiaries of Momentive Performance Materials Inc. named therein	8-K	333-146093	4.6	10/28/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1*	Intellectual Property Cross License Agreement, dated as of December 3, 2006, by and between General Electric Company and Momentive Performance Materials Holdings Inc.	S-4/A	333-146093	10.5	10/11/2007
10.2*	Trademark License Agreement (GE Name and Marks), dated as of December 3, 2006, by and between GE Monogram Licensing International and Momentive Performance Materials Holdings Inc.	S-4/A	333-146093	10.6	10/11/2007
10.3	Land Lease Agreement, as amended, dated as of July 1, 1998, by and among Bayer AG and Momentive Performance Materials GmbH (formerly known as Bayer Silicones GmbH & Co. KG)	S-4	333-146093	10.10	9/14/2007
10.4	Master Confidentiality and Joint Development Agreement entered into on March 17, 2011 by and between Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	8-K	333-146093	10.2	3/17/2011
10.5†	Momentive Performance Materials Inc. Supplemental Executive Retirement Plan, effective January 1, 2012	8-K	333-146093	99.1	1/6/2012
10.6*	Amendment No. 1 to Trademark License Agreement dated December 3, 2006 by and among GE Monogram Licensing International, Momentive Performance Materials Inc. and General Electric Company, effective as of May 17, 2013	10-Q	333-146093	10.1	8/13/2013
10.7*	Amendment No. 2 to Trademark License Agreement dated December 3, 2006, by and between General Electric Company and Momentive Performance Materials Inc., effective August 1, 2018.	10-Q	333-201338	10.1	11/9/2018
10.8†	Offer Letter Agreement, dated March 14, 2014, between Momentive Performance Materials Holdings LLC and Jack Boss	10-K	333-146093	10.47	4/11/2014
10.9	Employee Services Agreement, dated as of March 25, 2014, among Momentive Performance Materials Holdings LLC, Momentive Performance Materials Holdings Employee Corporation, Momentive Performance Materials Inc. and Momentive Specialty Chemicals Inc.	10-K	333-146093	10.48	4/11/2014
10.10	Amended and Restated Senior Secured Debtor-in-Possession and Exit Asset-Based Revolving Credit Agreement, dated as of April 15, 2014, among Momentive Performance Materials Holdings Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., as U.S. borrower, Momentive Performance Materials GmbH and Momentive Performance Materials Quartz GmbH, as German borrowers, Momentive Performance Materials Nova Scotia ULC, as Canadian borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other parties named therein	8-K	333-146093	10.3	4/17/2014
10.11
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
		10-Q	333-146093	10.13	8/13/2014
10.12	Amendment Agreement, dated as of March 2, 2018, among MPM Intermediate Holdings, Inc., Momentive Performance Materials Inc., Momentive Performance Materials USA Inc., Momentive Performance Materials GmbH, Momentive Performance Materials Quartz GmbH, Momentive Performance Materials Nova Scotia ULC, each subsidiary loan party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	8-K	333-201338	10.1	3/2/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.13
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
		8-K	333-146093	10.1	10/28/2014
10.14	Second Amended and Restated Shared Services Agreement, dated as of October 24, 2014, by and among Momentive Specialty Chemicals Inc., Momentive Performance Materials Inc. and the subsidiaries of Momentive Performance Materials Inc. party thereto	8-K	333-146093	10.2	10/28/2014
10.15	Registration Rights Agreement, dated as of October 24, 2014, by and among MPM Holdings Inc. and the stockholders of MPM Holdings Inc. party thereto.	S-1	333-201338	10.48	12/31/2014
10.16†	MPM Holdings Inc. Management Equity Plan	10-K	333-146093	10.36	3/30/2015
10.17†	MPM Holdings Inc. Form of Nonqualified Stock Option Grant Certificate	10-K	333-146093	10.37	3/30/2015
10.18†	MPM Holdings Inc. Form of Restricted Stock Unit Grant Certificate	10-K	333-146093	10.38	3/30/2015
10.19†	MPM Holdings Inc. Form of Director Restricted Stock Unit Grant Certificate	10-K	333-146093	10.39	3/30/2015
10.20†	Offer Letter, dated April 20, 2015, between Momentive Performance Materials Inc. and Erick Asmussen	10-Q	333-146093	10.1	8/14/2015
10.21†	Offer Letter, dated August 17, 2015, between Momentive Performance Materials Inc. and John D. Moran	10-Q	333-146093	10.1	11/13/2015
10.22†	Form of Option Adjustment Letter	10-Q	333-146093	10.1	8/9/2016
10.23†	MPM Holdings Inc. 2016 Incentive Compensation Plan	10-Q	333-201338	10.1	8/8/2017
10.24†	MPM Holdings Inc. 2017 Incentive Compensation Plan	10-Q	333-201338	10.2	8/8/2017
10.25†	MPM Holdings Inc. Annual Cash Incentive Plan	S-1/A	333-220384	10.24	10/31/2017
10.26	Form of Indemnification Agreement	S-1/A	333-220384	10.25	10/31/2017
10.27†	MPM Holdings Inc. Restricted Stock Unit Grant Certificate (April , 2018)	10-K/A	333-201338	10.1	4/30/2018
14.1	Code of Conduct	10-K	333-201338	14.1	2/27/2018
21.1	List of Subsidiaries of Momentive Performance Materials Inc.					X
31.1	Rule 13a-14 Certifications for MPM Holdings Inc.:					X
	(A) Certificate of the Chief Executive Officer					X
	(B) Certificate of the Chief Financial Officer					X
31.2	Rule 13a-14 Certifications for Momentive Performance Materials Inc.:					X
	(A) Certificate of the Chief Executive Officer					X
	(B) Certificate of the Chief Financial Officer					X
	Section 1350 Certifications:					X
32.1	Certificate for MPM Holdings Inc					X
32.2	Certificate for Momentive Performance Materials Inc.					X
101.INS††	XBRL Instance Document					X
101.SCH††	XBRL Schema Document					X
101.CAL††	XBRL Calculation Linkbase Document					X
101.LAB††	XBRL Label Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
101.PRE††	XBRL Presentation Linkbase Document					X
101.DEF††	XBRL Definition Linkbase Document					X

*	Certain portions of this document have been omitted pursuant to an order granting confidential treatment by the SEC.

**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Momentive hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

†	Indicates a management contract or compensatory plan or arrangement.

††
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

Item 16. Form 10–K Summary
This item is not applicable to the registrant.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPM HOLDINGS INC.

Date:	March 27, 2019	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer

MOMENTIVE PERFORMANCE MATERIALS INC.

Date:	March 27, 2019	By:	/s/ John G. Boss
John G. Boss
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MPM Holdings Inc. in the capacities and on the dates indicated below.

	Title	Date

/s/ John G. Boss	Director, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2019
John G. Boss

/s/ Erick R. Asmussen	Chief Financial Officer (Principal Financial Officer)	March 27, 2019
Erick R. Asmussen

/s/ Suraj Kunchala	Controller (Principal Accounting Officer)	March 27, 2019
Suraj Kunchala

/s/ Mahesh Balakrishnan	Director of MPM Holdings Inc.	March 27, 2019
Mahesh Balakrishnan

/s/ Bradley J. Bell	Director of MPM Holdings Inc.	March 27, 2019
Bradley J. Bell

	Director of MPM Holdings Inc.	March 27, 2019
Theodore H. Butz

/s/ John D. Dionne	Director of MPM Holdings Inc.	March 27, 2019
John D. Dionne

/s/ Samuel Feinstein	Director of MPM Holdings Inc.	March 27, 2019
Samuel Feinstein

/s/ Robert Kalsow-Ramos	Director of MPM Holdings Inc.	March 27, 2019
Robert Kalsow-Ramos

/s/ Scott M. Kleinman	Director of MPM Holdings Inc.	March 27, 2019
Scott M. Kleinman

/s/ Julian Markby	Director of MPM Holdings Inc.	March 27, 2019
Julian Markby

/s/ Jeffrey M. Nodland	Director of MPM Holdings Inc.	March 27, 2019
Jeffrey M. Nodland

	Director of MPM Holdings Inc.	March 27, 2019
Marvin O. Schlanger

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Momentive Performance Materials Inc. in the capacities and on the dates indicated below.

	Title	Date

/s/ John G. Boss	Director, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2019
John G. Boss

/s/ Erick R. Asmussen	Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2019
Erick R. Asmussen

/s/ Suraj Kunchala	Controller (Principal Accounting Officer)	March 27, 2019
Suraj Kunchala

/s/ John D. Moran	Director, Senior Vice President, General Counsel, and Secretary	March 27, 2019
John D. Moran